Form 10KSB
period 1998-03-31
TRANSPIRATOR TECHNOLOGIES INC /DE/
filed 1998-07-15
CIK 810691

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended                                   Commission File
      March 31, 1998                                        Number 0-15654
-------------------------                                          -------

                         TRANSPIRATOR TECHNOLOGIES, INC.
                         -------------------------------
             (Exact name of registrant as specified in its charter)


              Delaware                                          22-2789408
-------------------------------                             -------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

       850-870 U.S. Highway #1
    North Brunswick, New Jersey                                         18902
----------------------------------------                              ----------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, with area code 732-246-5900
                                              ------------

Securities registered pursuant to Section 12(b) of the Act:

                                        Name of each exchange
         Title of each class              on which registered
         -------------------            ---------------------

                NONE                            NONE

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $0.01 par value
                          -----------------------------
                                (Title of class)

     Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes      No X
                                       ---     ---

On June 5, 1998 the aggregate market value of the voting stock of Transpirator Technologies, Inc. held by nonaffiliates of the registrant was approximately $6,315 based upon the average bid and asked prices of such common stock on said date as reported by NASDAQ. On such date, there were 2,525,950 shares of common stock of the registrant outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

                         TRANSPIRATOR TECHNOLOGIES, INC.
                                      INDEX
                                TABLE OF CONTENTS


                                     PART I

Item 1. Descriptions of Business

Item 2. Descriptions of Property

Item 3. Legal Proceedings

Item 4. Submission of Matters to a Vote of Security Holders

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Item 6. Management's Discussion and Analysis or Plan of Operation

Item 7. Financial Statements

Item 8. Changes in and Disagreements with Accountants on Accounting and
               Financial Disclosures

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance
               with Section 16(a) of the Exchange Act

Item 10. Executive Compensation

Item 11. Security ownership of Certain Beneficial owners and Management

Item 12. Certain Relationships and Related Transactions

                                     PART IV

Item 13. Exhibits and Reports on Form 8-K

ITEM I.  DESCRIPTION OF BUSINESS

FORWARD-LOOKING

Transpirator Technologies, Inc. (the "Company") cautions readers that certain important factors may affect the Company's actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to have been made in this report or which are otherwise made by or on behalf of the Company. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "May," "Will," "Expect," "Believe," "Anticipate," "Intend," "Could," "Would," "Estimate," or "Continue" or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements. Factors which may affect the Company's results include, but are not limited to, the risks and uncertainties associated with a medical apparatis company which has only recently licensed its sole product including a history of net losses, some unproven technologies, limited manufacturing experience, current and potential competitors with significant technical and marketing resources, need for future capital and dependence on collaborative partners and on key personnel. Additionally, the Company is subject to the risks and uncertainties associated with all medical apparatis companies, including compliance with government regulations. The Company is also subject to other risks detailed herein or detailed from time to time in the Company's filings with the Securities and Exchange Commission (the "Commission").

GENERAL

The Company was organized on December 22, 1986 as a Delaware corporation and filed an S-1 Registration Statement on April 8, 1987. The Company was organized to design, develop and market respiratory therapy products for veterinary and human use. The main products developed by the Company were the ET-1000 Equine Unit and the MT-1000 Human Unit.

In the initial years of operation, the Company had sales of the Equine Unit as well rental of the Equine Units. However, sales of the Equine product were not substantial enough to be profitable and on January 25, 1990, the Company granted all rights to the future sales of the Equine Unit to another party in exchange for a note in the amount of $263,000, plus $20,000 in cash and royalties of $200 for each unit sold. The note was payable monthly and was paid off by 1993. The Company has received no royalties from the royalty agreement since its inception.

Subsequent to March 31, 1989, and the sale of the rights to the Equine Unit, the Company wound down its activities by paying off its creditors. The Company could not continue the development and marketing plans for the MT-1000 Unit without additional funding.

The Company has been dormant since March 31, 1990 except for keeping its patents current. For the year ended March 31, 1991, the Company had no revenues and had expenditures of approximately $116,009, comprised primarily of salaries, legal fees, consulting and the remaining product development.

For the year ended March 31, 1992, the Company had minimal activity, resolving the remainder of the Company's debts by negotiating with creditors for final settlements. As a result of these negotiations there was debt forgiveness of approximately $143,000 in that year. Otherwise, the expenditures for accounting and office supplies, etc., were less than $30,000. For the years March 31, 1993 through 1997, the Company had kept its charter effective to protect its patents and product rights for the Human MT-1000 Unit.

In May of 1997, the Company entered into a licensing agreement ("Licensing Agreement") with Healthcare Quality Solutions, Inc., a Maryland corporation (the "Licensee"). It is anticipated that the Licensee may facilitate the development, manufacture and market the Company's products. The Licensee has the option to purchase the Company's technology for 2 million dollars. The Licensee shall pay an annual minimum royalty payment of $25,000 for the first year, $50,000 for the second year and $100,000 for the third year. Additional royalties are to be paid to the Company for sales of products equal to 5-10% of gross sales, depending upon the product and the total gross sales amounts of the year. The agreement can be terminated at the discretion of the licensee and by giving 30 days notice.

CHANGE IN CONTROL

The Company received a copy of a Schedule 13D, on January 4, 1989, as amended April 18, 1989, filed on behalf of J.T. Moran & Co., Inc. ("Moran"). Moran was a registered broker dealer and was the underwriter of the Company's 1986 initial public offering. The Schedule 13D reported that Moran had acquired a total of 1,023,650 shares of which 812,500 were acquired in a private transaction with Oxygen Enrichment Company, Ltd (OECO). The balance of 211,150 shares was reported to have been acquired by Moran in its capacity as a market maker in the Company's stock at various prices relative to the market. Management has been informed that OECO and Moran have been liquidated by the Bankruptcy Courts approximately four years ago. The Company intends to hire counsel to settle out the rights of the parties in a declaratory judgement action in the proper jurisdiction. The Company will assert that these shares have been terminated. Management has stated that no one from the Bankruptcy Court ever contacted the Company.

PROPRIETARY RIGHTS

The Company follows a policy of protecting its proprietary rights to its products to the full extent permissible by law.

The Company's U.S. patent applications regarding the method for the treatment of the human respiratory and equine tract with vapor phase water were issued in September, 1988 into U.S. Patent No. 4,773,410.

The Company believes that alternative suppliers exist for all products presently licensed by the Company.

CONTRACTS

The Licensing Agreement is for the licensing of United States Patent No. 4,773,410 issued September 27, 1988 ("Patent"). This Patent is the method and apparatus for the treatment of the respiratory track with vapor-phase water. The licensee is responsible for the payment of fees on the Patent. Licensee has agreed to spend time, money and effort at no set amount to develop and market new and/or improved respiratory therapy units for the human market which may or may not incorporate the Patent; ("New Products") and which New Products will be the sole property of Licensee. For sales of products developed by the Licensor, Licensee shall pay a royalty as follows:

a)   Ten percent (10%) of gross sales up to one million dollars ($1,000,000)
b) Seven percent (7%) of gross sales from one million and one dollar to two million dollars ($2,000,000)
c)   Five percent (5%) of gross sales above two million dollars ($2,000,000) and
d) 50% of the above commission rate to be paid on membrane cartridges sold separately.

For sales of New Products the Licensor shall receive royalties as follows:

a)   Five percent (5%) of gross sales up to one million dollars ($1,000,000)
b) Three and one half percent (3.5%) of gross sales from one million and one dollar ($1,000,001) to two million dollars ($2,000,000)
c) Two and one half percent (2.5%) of gross sales above two million dollars ($2,000,000) and
d) 50% of the above commission rate to be paid on membrane cartridges sold separately.

The minimum to be paid for all products is $50,000 for the year ended March 31, 1999 and $100,000 for the year ended March 31, 2000. The Licensee has advised management that it's New Products are currently under development and patents are in process. Management has been informed that minimum royalty payments pursuant to the Licensing Agreement can be anticipated through the second quarter of 1999.

The Licensee is now the owner of the trademarks of the Company Transpirator and Vapotherm.

COMPETITION

There are a number of companies, including presently manufacturing devices which serve the function of introducing humidity into an individual's airstream or oxygen stream for the treatment of illness or maintenance of respiratory health.

The Company believes its proposed less expensive human Transpirator device will principally differ from existing personal humidifiers known to the Company in that existing personal humidifiers are primarily intended for hospital use in conjunction with other breathing support systems, deliver substantially lower flow rates, do not provide for direct administration to the user, and/or are designed to be used with medication.

Many, if not all, of the symptoms which the Company's devices are intended to address can also be treated by various medications.

Many of the companies competing in the human humidification or human medication markets have greater resources than the Company and there can be no assurance that at some point in the future devices or medications will not be developed which may be less expensive or more effective than the Transpirator devices.

EMPLOYEES

At March 31, 1998, the Company had no full-time employees.

ITEM 2. DESCRIPTION OF PROPERTY

None.

ITEM 3. LEGAL PROCEEDINGS

There are no pending legal proceedings, the outcome of which would have a material adverse effect on the Company's financial position.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None

                                     PART II

ITEM 5. MARKET OF COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company has been dormant since 1990 and there currently is no active trading in the Company's common stock on a recognized exchange.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

FISCAL 1998 AS COMPARED TO FISCAL 1997 AND 1996

The following discussion and analysis should be read in conjunction with the Company's financial statements and the notes thereto included in Part II, Item 7 of this report.

For fiscal 1998, the Company has royalty income of $25,000 less a deferred amount of $2,083 versus royalty income of zero in fiscal 1997 and 1996 due to a new royalty agreement signed in May, 1997. The royalty agreement provides for minimum royalties for three years from the signing of the agreement in the amounts of $25,000, $50,000 and $100,000. The agreement provides for royalties on a percentage basis from the sale of products developed from use and further enhancement of the patents. The royalty agreement also provides an option for the patents to be purchased for $2,000,000.

Selling, general and administrative expenses increased for fiscal 1998 by $22,640 to $25,628 from $2,988 in 1997 and decreased $466 from fiscal 1996 to 1997. The increase in 1998 is due primarily from legal and accounting costs and stock transfer costs to bring the Company's records current.

Extraordinary income for fiscal 1998 increased by $59,250 due to forgiveness of accrued interest and accrued salaries. Extraordinary income for 1997 and 1996 was zero.

LIQUIDITY AND CAPITAL RESOURCES

Statement of Cash Flows

Net cash from operations was $15,784 for fiscal 1998. As Compared to cash used in operations in fiscal 1997 of $1,686 and $2,184 in fiscal 1996. The increase in cash from operations was the result of an increase in royalty income received in the amount of $25,000 less selling, general and administrative expenses paid of $9,216. Net cash from financial activities during fiscal 1998 was $4,750 as a result of a loan to the Company by an officer.

LIQUIDITY

The Company's annual and quarterly operating results will be affected by a number of factors. The company expects to receive at least the minimum royalty payments as outlined above and has incurred additional legal and accounting costs for the audit for the fiscal years ended March 31, 1998 and 1997 and to become current in its filing with the SEC. At the same time, the Company has employment agreements with two officers for salaries of $1,000 per month for 36 months starting in August, 1998. Therefore, it is expected that the Company will have increased liquidity from royalty payments in excess of the operating expenses.

NET OPERATING LOSS CARRY FORWARDS

As of March 31, 1998, the Company had a net operating loss ("NOL") for Federal Income Tax purposes of approximately $3,600,000 which begins to expire in 2000. The ability of the Company to utilize the NOL is not probable at March 31, 1998 and therefore, no benefit has been recorded.

ITEM 7. FINANCIAL STATEMENTS

The response to this item is incorporated by reference to pages F1 - F10 herein.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
               AND FINANCIAL DISCLOSURES

None

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS
               COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The directors and executive officers of the Company are as follows:

         NAME              AGE              POSITIONS
         ----              ---              ---------
Raymond Romano             47               Chairman of the Board, Chief Executive Officer and
                                            Director

John Porcella              48               President and Director

John Signorelli            56               Director

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's executive officers, directors and holders of more than 10% of the Company's Common Stock, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Such persons are required to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on its review of the copies of such forms received by it or oral written representations from certain reporting persons no Forms 5 were required for those persons and the Company believes that, with respect to fiscal 1997, its executive officers, directors who are greater than 10% beneficial owners complied with all such filling requirements.

ITEM 10. EXECUTIVE COMPENSATION

The Company paid compensation of $4,000 each to Raymond Romano, Chief Executive Officer and John Porcella, President and $2,500 to John Signorelli, a director, for the fiscal year ended March 31, 1998. No executive officer of the Company received any salary or bonus compensation in the fiscal years ended March 31, 1997 and 1996.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

There are no members of Management that own 5% or more beneficial ownership of Company's stock. Previously a Company (OECO) owned 32% of the Company's common stock. OECO transferred ownership of that stock to another company in 1989. However, both company's are bankrupt and out of business. The Company's position is that those shares have been terminated and canceled.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company conducts its operations at the office facilities of an officer of the Company at no cost. During the year ended March 31, 1998 interest previously accrued on notes payable to related parties was forgiven by the parties through March 31, 1998. The interest forgiven, which included certain accrued and unpaid interest on debt principal which was repaid in prior years, was $59,593. This item is included in Extraordinary item-forgiveness of debt in the accompanying statements of operations for the year ended March 31, 1998. During fiscal 1998, the Company entered into employment agreements with two officers of the company. The employment agreements commence August 1, 1998 and provide for the payment of an aggregate salary of $1,000 per month for 36 months.

On March 31, 1998, the Board of Directors approved the payment of 100,000 shares of common stock to the three directors of the Company for services valued at $11,250.

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

EX 23 Consent of Accountants

EX 27 Financial Data Schedule (for SEC use only)

EX 99(c) Form 8-K June 23, 1998

                          INDEX TO FINANCIAL STATEMENTS

                         TRANSPIRATOR TECHNOLOGIES, INC.


AUDITED FINANCIAL STATEMENTS
----------------------------
Independent Auditors' Report....................................................       F-2

Balance Sheets, March 31, 1998 and 1997.........................................       F-3

Statements of Operations for the Years Ended
         March 31, 1998, 1997 and 1996..........................................       F-4

Statements of Stockholders' Equity (Deficit) for the
         Years Ended March 31, 1998, 1997 and 1996..............................       F-5

Statements of Cash Flows for the Years Ended
         March 31, 1998, 1997 and 1996..........................................       F-6

Notes to Financial Statements for the Years
         Ended March 31, 1998 and 1997..........................................F-7 - F-10

                          INDEPENDENT AUDITORS' REPORT



Stockholders and Board of Directors of
         Transpirator Technologies, Inc
         New Brunswick, New Jersey:

We have audited the accompanying balance sheets of Transpirator Technologies, Inc., (the "Company") at March 31, 1998 and 1997 and the related statements of operations, changes in stockholders equity (deficit) and cash flows for each of the years in the three-year period ended March 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at March 31, 1998 and 1997, and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 1998 in conformity with generally accepted accounting principles.




HACKER, JOHNSON, COHEN & GRIEB PA
Tampa, Florida
June 28, 1998

                         TRANSPIRATOR TECHNOLOGIES, INC.

                                 BALANCE SHEETS

                                                                               MARCH 31,
                                                                     ----------------------------
                                                                           1998            1997
                                                                           ----            ----
    ASSETS

Current assets-
    Cash                                                              $    46,615          30,831

Patents, net                                                               17,143          20,000
                                                                      -----------      ----------


       Total                                                          $    63,758          50,831
                                                                      ===========      ==========


    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
    Accounts payable and accrued expenses                                   5,122         106,300
    Deferred royalty income                                                 2,083             -
    Notes payable - related parties                                        29,750          29,750
                                                                      -----------      ----------

       Total current liabilities                                           36,955         136,050
                                                                      -----------      ----------


Related party transactions (Note 2 and 3)

Stockholders' equity (deficit):
    Preferred stock, $.10 par value - 1,000,000 shares authorized
       none outstanding                                                       -               -
    Common stock, $0.01 par value, 3,500,000 shares authorized;
       2,625,950 and 2,525,950 shares and issued and outstanding
       in 1998 and 1997                                                    26,260          25,260
    Additional paid-in capital                                          3,569,097       3,515,808
    Accumulated deficit                                                (3,568,554)     (3,626,286)
                                                                      -----------      ----------

       Total stockholders' equity (deficit)                                26,803         (85,219)
                                                                      -----------      ----------

       Total                                                          $    63,758          50,831
                                                                      ===========      ==========



The accompanying notes are an integral part of the financial statements.

                         TRANSPIRATOR TECHNOLOGIES, INC.

                            STATEMENTS OF OPERATIONS

                                                                        YEARS ENDED MARCH 31,
                                                         ----------------------------------------------
                                                             1998             1997              1996
                                                         -----------       ----------        ----------
Revenue                                                  $    22,917              -                 -

General and administrative expenses                           25,628            2,988             3,454
                                                         -----------       ----------        ----------

    Loss from operations                                      (2,711)          (2,988)           (3,454)

Interest income                                                  851              501               519
                                                         -----------       ----------        ----------

    Loss before extraordinary item                            (1,860)          (2,487)           (2,984)

Extraordinary item-
    Forgiveness of debt                                       59,593              -                 -
                                                         -----------       ----------        ----------

    Net earnings (loss)                                  $    57,733           (2,487)           (2,984)
                                                         ===========       ==========        ==========

Basic and diluted earnings (loss) per share              $      .023            (.001)            (.001)
                                                         ===========       ==========        ==========

Weighted average number of shares outstanding
    for basic and diluted earnings (loss) per share        2,525,950        2,525,950         2,525,950
                                                         ===========       ==========        ==========


The accompanying notes are an integral part of the financial statements.

                         TRANSPIRATOR TECHNOLOGIES, INC.

             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

       FOR EACH OF THE YEARS IN THE THREE-YEAR PERIOD ENDED MARCH 31, 1998


                                                       COMMON STOCK                                              TOTAL
                                                       .01 PAR VALUE          ADDITIONAL                      STOCKHOLDERS'
                                       PREFERRED       -------------           PAID-IN       ACCUMULATED         EQUITY
                                         STOCK        SHARES       AMOUNT      CAPITAL         DEFICIT         (DEFICIT)
                                       ---------      ------       ------     ----------     -----------      -----------
Balance at March 31, 1995                  -        2,525,950     $25,260     $3,515,808      (3,620,816)         (79,748)

Net loss                                   -             -           -              -             (2,984)          (2,984)
                                       ----------   ----------    -------     ----------     -----------      -----------

Balance at March 31, 1996                  -        2,525,950      25,260      3,515,808      (3,623,800)         (82,732)

Net loss                                                             -              -             (2,487)          (2,487)
                                       ----------   ----------    -------     ----------     -----------      -----------

Balance at March 31, 1992                  -        2,525,950      25,260      3,515,808      (3,626,287)         (85,219)

Common stock issued for
    services                               -          100,000       1,000         10,250            -              11,250

Accounts payable and accrued
    expenses contributed to capital        -             -           -            43,039            -              43,039

Net earnings                               -             -           -              -             57,733           57,733
                                       ----------   ---------     -------     ----------     -----------      -----------

Balance at March 31, 1998                  -        2,625,950     $26,260     $3,569,097      (3,568,554)          26,803
                                       ==========   =========     =======     ==========     ===========      ===========



The accompanying notes are an integral part of the financial statements.

                         TRANSPIRATOR TECHNOLOGIES, INC.

                            STATEMENTS OF CASH FLOWS

                                                                                      YEARS ENDED MARCH 31,
                                                                        -------------------------------------------
                                                                                 1998              1997             1996
                                                                                 ----              ----             ----
Cash flows from operating activities:
    Net earnings (loss)                                                     $    57,733           (2,487)          (2,984)
    Adjustments to reconcile net earnings (loss) to net
      cash provided by (used in) operating activities:
          Common stock issued for services                                       11,250              -                -
          Amortization                                                            2,857              -                -
          Extraordinary item - debt forgiveness                                 (59,593)             -                -
          Increase in accounts payable
              and accrued expenses                                                1,454              801              800
          Increase in deferred royalty income                                     2,083              -                -
                                                                            -----------       ----------       ----------

              Net cash provided by (used in)
                  operating activities                                           15,784           (1,686)          (2,184)
                                                                            -----------       ----------       ----------

Cash flows from financing activities-
    Proceeds from notes payable - related parties                                   -              4,750              -
                                                                            -----------       ----------       ----------

Net increase (decrease) in cash                                                  15,784            3,064           (2,184)

Cash at beginning of year                                                        30,831           27,767           29,951
                                                                            -----------       ----------       ----------

Cash at end of year                                                         $    46,615           30,831           27,767
                                                                            ===========       ==========       ==========
Noncash financing activity-
    Accounts payable and accrued expenses contributed
       to additional paid-in capital                                        $    43,039              -                -
                                                                            ===========       ==========       ==========


The accompanying notes are an integral part of the financial statements.

                         TRANSPIRATOR TECHNOLOGIES, INC.

                          NOTES TO FINANCIAL STATEMENTS
              AT MARCH 31, 1998 AND 1997 AND FOR EACH OF THE YEARS
                       IN THE THREE YEAR PERIOD THEN ENDED


(1)  DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING PRINCIPLES
     DESCRIPTION OF BUSINESS. Transpirator Technologies, Inc. was organized on December 22, 1986 as a Delaware corporation and filed an S-1 Registration Statement on April 8, 1987. The Company was organized to design, develop and market respiratory therapy products for veterinary and human use. The main products developed by the Company were the ET-1000 Equine Transpirator Respiratory Unit ("Equine Unit") and the MT-1000 Human Transpirator Respiratory Unit ("Human Unit").

     In the initial years of operation, the Company had sales of the Equine Unit as well rental of the Equine Unit. However, sales of the Equine product were not substantial enough to be profitable and on January 25, 1990, the Company granted all rights to the future sales of the Equine Unit to another party in exchange for a note in the amount of $263,000, plus $20,000 in cash and royalties of $200 for each unit sold. The note was payable monthly and was paid off by 1993. The Company has received no royalties from the sale of Equine Units under the royalty agreement.

     Subsequent to March 31, 1989, and the sale of the rights to the Equine Unit, the Company wound down its activities by paying off its creditors. The Company could not continue the development and marketing plans for the Human Unit without additional funding. The Company has been dormant since March 31, 1990 except for keeping its patents current.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES. A summary of the significant accounting policies followed in preparing the accompanying financial statements is as follows:

REVENUE RECOGNITION. Revenue consists of royalties and is recognized when the royalty is earned under the terms of the associated licensing agreement. Royalty payments received prior to the consummation of the earnings process are included in deferred royalty income and are recognized in accordance with the terms of the licensing agreement.

INCOME TAXES. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                                                                    (continued)

                         TRANSPIRATOR TECHNOLOGIES, INC.

(1) DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING PRINCIPLES, CONTINUED PATENTS. Amortization of patent costs is based upon the royalty income as a percentage of projected minimum royalties under the terms of the Human Unit royalty agreement commencing in the fiscal year ended March 31, 1998.

    BASIC AND DILUTED EARNINGS (LOSS) PER SHARE. Basic and diluted earnings
       (loss) per share were computed based on the weighted average number of common shares outstanding during the period. There were no Diluted Potential Common Shares outstanding during the years ended March 31, 1998 and 1997.

    STOCK-BASED COMPENSATION. Statement of Financial Accounting Standards No.
       123, "Accounting for Stock-Based Compensation," encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

    FUTURE ACCOUNTING REQUIREMENTS. Financial Accounting Standards 130 -
       Reporting Comprehensive Income establishes standards for reporting comprehensive income. The Standard defines comprehensive income as the change in equity of an enterprise except those resulting from stockholder transactions. All components of comprehensive income are required to be reported in a new financial statement that is displayed with equal prominence as existing financial statements. The Company will be required to adopt this Standard effective April 1, 1998. As the Statement addresses reporting and presentation issues only, there will be no impact on operating results from the adoption of this Standard.

(2) NOTES PAYABLE - RELATED PARTIES
    Notes payable - related parties consists of the following:

                                                                                               MARCH 31,
                                                                                ------------------------------
                                                                                     1998                1997
                                                                                     ----                ----
          7% notes payable to related parties payable on demand,
              interest accrues beginning May 3, 1998                                 $ 29,750           29,750
                                                                                     ========           ======


(3) RELATED PARTY TRANSACTIONS
    The Company conducts its operations at the office facilities of an officer of the Company at no cost. During the year ended March 31, 1998 interest previously accrued on notes payable to related parties was forgiven by the parties through March 31, 1998. The interest forgiven, which included certain accrued and unpaid interest on debt principal which was repaid in prior years, was $59,593. This item is included in Extraordinary item-forgiveness of debt in the accompanying statements of operations for the year ended March 31, 1998. During fiscal 1998, the Company entered into employment agreements with two officers of the company. The employment agreements commence August 1, 1998 and provide for the payment of an aggregate salary of $1,000 per month for 36 months.

    On March 31, 1998, the Board of Directors approved the payment of 100,000 shares of common stock to the three directors of the Company for services valued at $11,250. This item has been included in general and administrative expenses in the accompanying statements of operations for the year ended March 31, 1998.

                                                                     (continued)

                         TRANSPIRATOR TECHNOLOGIES, INC.

(4) STOCK OPTION PLAN
    The Company has a stock option plan whereby key full or part-time employees are eligible to receive Incentive Stock Options (ISO) and Nonqualified Stock Options and certain directors are eligible to receive nonqualified stock options. The plan provides for awarding options for a minimum of 450,000 shares of the Company's common stock at an exercise price not less than fair market value at the date of the grant. Options are nontransferable and expire within ten years from the date of grant. The period for which options are exercisable is determined by the Board of Directors, however, in no event can options designated as an ISO vest more than $100,000 in any one year, determined at the time of grant. At March 31, 1998 and 1997, no options are issued or outstanding. The plan has been extended through May 17, 2008.

(5) ROYALTY LICENSING AGREEMENT
    The Company entered into a royalty license agreement with a unrelated party on May 17, 1997. The agreement provides for the payment of royalties based on sales of the Human Unit products. The agreement provides for the payment of minimum royalty payments of $25,000, $50,000 and $100,000 for the fiscal years ended March 31, 1998, 1999 and 2000, respectively. In addition, the agreement provides for the payment of royalties based on the percentage of sales of products ranging from 5% to 10% on existing Human Unit products and 2.5% to 5% for sales of newly developed Human Unit products. The agreement provides the licensee with the option to purchase the patents subject to the licensing agreement for $2,000,000. The agreement can be canceled by the licensee at any time by giving the Company thirty days written notice of termination. The Company received $25,000 during the year ended March 31, 1998 representing the minimum royalty payment due in accordance with the agreement.

    The Company has also entered into a technology licensing agreement with respect to the Equine Unit. The agreement expires January 25, 2010. The agreement provides for the payment of $200 for each Equine Unit produced by the licensee. During the three-year period ended March 31, 1998, the Company has not received any payments with respect to this agreement because no Equine Units have been produced by the licensee, during this period.

(6) INCOME TAXES
    The tax effects of temporary differences that give rise to significant portions of the deferred tax asset are presented below:

                                                                              AT MARCH 31,
                                                                     ---------------------------
                                                                        1998             1997
                                                                        ----             ----
             Deferred tax assets:
                  Net operating loss carryforwards                   $ 1,333,184      1,333,058
                  Accrued expenses                                           -           41,468
                  General business credit carryforwards                   58,225         58,225
                  Amortization                                               573            -
                                                                     -----------     ----------

                  Total gross deferred tax assets                      1,391,982      1,432,751

             Less valuation allowance                                 (1,391,982)    (1,432,751)
                                                                     -----------     ----------

                  Net deferred tax assets                            $       -              -
                                                                     ===========     ==========


                                                                     (continued)

                         TRANSPIRATOR TECHNOLOGIES, INC.

(6) INCOME TAXES, CONTINUED
     A valuation allowance has been established to reduce the deferred tax assets to an amount that management believes will ultimately be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that temporary differences and carryforwards are expected to be available to reduce taxable income. With respect to the resulting deferred tax assets at March 31, 1998 and 1997, based on the Company's history of operating earnings and expectations for the future, management believes sufficient uncertainty exists regarding the realizability of these items that a valuation allowance is required.

     At March 31, 1998, the Company has net operating loss carryforwards for tax reporting purposes totaling approximately $3,543,000. These carryforwards will expire in the following fiscal years:

             FISCAL YEAR      AMOUNT
             -----------      ------
             2000          $   346,000
             2001              219,000
             2002              352,000
             2003              926,000
             2004            1,468,000
             2005              204,000
             2007                7,000
             2008                4,000
             2009               13,000
             2010                2,000
             2011                2,000
                           -----------

                           $ 3,543,000
                           ===========


     At March 31, 1998, the Company has general business credit carryforwards of $55,486 and $2,739, which will expire in fiscal years 2000 and 2002, respectively.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          TRANSPIRATOR TECHNOLOGIES INC.

Date:  July 15, 1998                      By  /s/ Raymond J. Romano
                                          ------------------------------------
                                          Raymond J. Romano
                                          Chairman and Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/  Raymond J. Romano
------------------------------------
Raymond J. Romano
Chairman and Chief Executive Officer
July 15, 1998

/s/  John E. Porcella
---------------------
John E. Porcella
President
July 15, 1998

Directors:

/s/  Raymond Romano
-------------------
Raymond Romano
July 15, 1998

/s/  John E. Porcella
---------------------
John E. Porcella
July 15, 1998

/s/  John Signorelli
--------------------
John Signorelli
July 15, 1998