Form 10QSB
period 1998-06-30
TRANSPIRATOR TECHNOLOGIES INC /DE/
filed 1998-08-19
CIK 810691

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                         Commission File Number 0-15654

                        TRANSPIRATOR TECHNOLOGIES, INC.
 ----------------------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in its Charter)


         DELAWARE                                       22-2789408
---------------------------------               ----------------------------
  (State or Other Jurisdiction of                     (I.R.S. Employer
   Incorporation or Organization)                   Identification Number)

            850 - 870 U.S. HWY #1, NORTH BRUNSWICK, NEW JERSEY 18902
-----------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                  732-246-5900
----------------------------------------------------------------------------
               (Registrants Telephone Number Including Area Code)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                           (   )   Yes              ( X )   No


As of August 15, 1998, the Registrant had 2,525,950 shares of common stock, $.0001 par value, outstanding.


Transitional Small Business Disclosure format: (  )   Yes      ( X )   No

                                     INDEX



Part I:           Financial Information


                                                                                          Page No.
   Item 1.        Financial Statements:


         Balance Sheets as of June 30, 1998 (Unaudited) ......................               3

         Statements of Operations, Three Months Ended
           June 30, 1998 (Unaudited) and Three Months
           Ended June 30, 1997 (Unaudited) ...................................               4

         Statement of Cash Flows, Three Months Ended
           June 30, 1998 (Unaudited) and Three Months
           Ended June 30, 1997 (Unaudited) ...................................               5

         Notes to Financial Statements .......................................               6


   Item 2.        Management's Plan of Operation .............................               7

         Part II:  Other Information .........................................               8

                  Item 1. Legal Proceedings...................................               8

                  Item 2. Change in Securities ...............................               8

                  Item 3. Defaults Upon Senior Securities ....................               8

                  Item 4. Submission of Matters to a Vote
                              of Security Holders ............................               8

                  Item 5. Other Information ..................................               8

                  Item 6. Exhibits and Reports on Form 8-K ...................               8


Signatures ...................................................................               9


                                       2

                        TRANSPIRATOR TECHNOLOGIES, INC.

                                 BALANCE SHEETS


                                                             JUNE 30,               MARCH 31,
                                                              1998                    1998
                                                           -----------            ------------
                                                           (UNAUDITED)
                                     ASSETS
CURRENT ASSETS:

     Cash                                                  $    18,724             $     46,615
     Receivables                                                 8,333
     Prepaid Expenses                                           16,000
                                                           -----------             ------------
Total Current Assets:                                           43,057                   46,615

Patents, net                                                    15,810                   17,143
                                                           -----------             ------------
                   TOTAL ASSETS                            $    58,867             $     63,758
                                                           ===========             ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:

     Accounts payable and accrued expenses                       3,885                    5,122
     Deferred royalty income                                                              2,083
     Notes payable-related parties                              29,750                   29,750
                                                           -----------             ------------
Total current liabilities                                       33,635                   36,955

Related party transactions (notes 2 and 3)

STOCKHOLDERS' EQUITY (DEFICIT):

     Preferred stock, $.10 par value - 1,000,000 shares authorized, none outstanding

     Common stock, $.01 par value, 3,500,000 shares
         authorized; 2,625,950 and 2,525,950 shares
         issued and outstanding in 1998 and 1997                26,260                   26,260

     Additional paid-in capital                              3,569,097                3,569,097

     Accumulated deficit                                    (3,570,125)              (3,568,554)
                                                           -----------             ------------
Total stockholders' equity (deficit)                            25,232                   26,803

                                                           -----------             ------------
                   TOTAL LIABILITIES AND STOCKHOLDERS'
                       EQUITY (DEFICIT)                    $    58,867             $     63,758
                                                           ===========             ============


    The accompanying notes are an integral part of the financial statements.

                        TRANSPIRATOR TECHNOLOGIES, INC.
                            STATEMENT OF OPERATIONS
                                  (UNAUDITED)





                                                                                       THREE MONTHS ENDED
                                                                                            JUNE 30,
                                                                                    -----------------------
                                                                                        1998        1997
                                                                                    -----------  ----------
REVENUE                                                                             $   10,416   $    4,167

General and administrative expenses                                                     12,124          714
                                                                                    ----------   ----------

     Income (loss) from operations                                                  $   (1,708)  $    3,453

Interest income                                                                            137          213
                                                                                    ----------   ----------

Net earnings (loss)                                                                 $   (1,571)  $    3,666
                                                                                    ==========   ==========

Basic and diluted earnings (loss) per share                                         $   (0.001)  $    0.001
                                                                                    ==========   ==========
Weighted average number of shares outstanding for
     basic and diluted earnings (loss) per share                                     2,625,950    2,525,950
                                                                                    ==========   ==========




   The accompanying notes are an integral part of these financial statements.

                        TRANSPIRATOR TECHNOLOGIES, INC.
                            STATEMENT OF CASH FLOWS
                                  (UNAUDITED)





                                                                                       THREE MONTHS ENDED
                                                                                            JUNE 30,
                                                                                       -------------------
                                                                                         1998        1997
                                                                                       --------    --------
Cash flows from operating activities:
     Net earnings (loss)                                                            $   (1,571)  $    3,666
     Adjustments to reconcile net earnings (loss)
         to net cash provided by (used in) operating
         activities:
              Amortization                                                               1,333          714
              Increase in accounts receivable                                           (8,333)
              Increase in prepaid expenses                                             (16,000)
              Decrease in accounts payable                                              (1,237)
              Decrease in deferred royalty income                                       (2,083)      (4,167)
                                                                                    ----------   ----------
              Net cash provided by (used in)
                  operations                                                           (27,891)         213


Net increase in cash                                                                   (27,891)         213

Cash at the beginning of the year                                                       46,615       30,831

Cash at end of year                                                                 $   18,724   $   31,044
                                                                                    ==========   ==========




   The accompanying notes are an integral part of these financial statements.

                        TRANSPIRATOR TECHNOLOGIES, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)



NOTE 1:  BASIS OF PRESENTATION

The unaudited condensed financial statements have been prepared from the books and records of Transpirator Technologies, Inc. (the Company) in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. It is suggested that the condensed financial statements be read in conjunction with the audited financial statements and notes thereto for the year ended March 31, 1998 included in the company's annual report on Form 10-K. Interim results are not necessarily indicative of the full year.

NOTE 2:  EARNINGS (LOSS) PER COMMON SHARE

Earnings (Loss) per common share is based upon the weighted average number of common shares and common equivalent shares outstanding during each period. When stock options and warrants are dilutive, they are included as share equivalents using the treasury stock method.

                        TRANSPIRATOR TECHNOLOGIES, INC.
                 ITEM 2-MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The Company has been dormant since 1990 and there is no active trading in the Company's common stock on a recognized exchange.

THREE MONTHS ENDED JUNE 30, 1998 VERSUS THREE MONTHS ENDED JUNE 30, 1997

Revenues for the three months ended June 30, 1998 include an accrual of two months minimum 1998 royalties of $50,000 plus one month of the 1997 minimum royalty income of $25,000 versus only two months of royalty income in 1997. The royalty agreement signed in May of 1997 provides for minimum royalties for three years from the signing of the agreement in the amounts of $25,000, $50,000 and $100,000 respectively. The agreement provides for royalties from the sale of products developed from use and further enhancements of the patents. The royalty agreement also provides an option for the patents to be purchased for $2,000,000.

General and administrative expenses increased $11,410 for the three months ended June 30, 1998 versus June 30, 1997 because of expenses related to the filing of the annual report on Form 10-K. It is expected that this trend will continue for the balance of the year.

STATEMENT OF CASH FLOWS

Net cash used in operations of $27,891 for the three months ended June 30, 1998 was the result of expenses incurred for legal and accounting services to bring the Company's records current. The expenses are being amortized equally over the four quarters. The net increase in cash in 1997 was the result of interest income.

LIQUIDITY

The Company's annual and quarterly operating results will be affected by a number of factors, the most important of which will be the realization of the minimum royalties as outlined above. Additionally, future expenses relating to legal and accounting expenses are expected to decline since the Company has been brought current in its filings with the SEC. Additionally, the Company has employment agreements with two officers for salaries of $1,000 per month beginning in August, 1998. Therefore it is expected that the Company will have increased liquidity from royalty payments in excess of operating expenses.

NET OPERATING LOSS CARRYFORWARDS

The Company has net operating loss carryforwards for Federal Income Tax purposes of approximately $3,600,000, which begin to expire in the year 2003. The ability of the company to utilize the NOL is not probable at June 30, 1998 and therefore, no benefit has been recorded.

PART II.     OTHER INFORMATION



  Item 1.    Legal Proceedings.

             None

  Item 2.    Changes in Securities.

             None

  Item 3.    Defaults upon Senior Securities.

             None

  Item 4.    Submission of Matters to a Vote of Security Holders.

             None

  Item 5.    Other Information.

             None

  Item 6.    Exhibits

             Form 12(b)-25

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    TRANSPIRATOR TECHNOLOGIES, INC.


Date:  August 19, 1998              By: /s/ Raymond J. Romano
                                       -----------------------------
                                            Raymond J. Romano