Form 10QSB
period 1998-09-30
TRANSPIRATOR TECHNOLOGIES INC /DE/
filed 1998-11-20
CIK 810691

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES ACT OF 1934

                For the quarterly period ended September 30, 1998

                         Commission File number 0-15654

                         TRANSPIRATOR TECHNOLOGIES. INC.
         ---------------------------------------------------------------
         Exact Name of Small Business Issuer as Specified in its Charter

          Delaware                                             22-2789408
          --------                                             ----------
State or Other Jurisdiction of                               I.R.S. Employer
Incorporation or Organization                             Identification Number

             850 -870 U.S. HWY #1 NORTH BRUNSWICK, NEW JERSEY 08902
             ------------------------------------------------------
                    (Address of Principal Executive Offices)

                                  732-246-5900
               --------------------------------------------------
               (Registrants Telephone Number Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                          (   ) Yes       ( X ) No

As of October 15, 1998, the Registrant had 2,525,950 shares of common stock, $.0001 par value, outstanding.

Transitional Small Business Disclosure format: (   ) Yes     ( X ) No

                                      INDEX

                                                                               Page No.
Part I:  Financial Information

Item 1. Financial Statements:

Balance Sheets as of September 30, 1998 (Unaudited)                               3

Statements of Operations, Three Months Ended
     September 30, 1998 (Unaudited) and Three Months
     Ended September 30, 1997 (Unaudited)                                         4

Statements of Operations, Six Months Ended
     September 30, 1998 (Unaudited) and Six Months
     Ended September 30, 1997 (Unaudited)                                         5

Statements of Cash Flows, Three Months Ended
     September 30, 1998 (Unaudited) and Three Months
     Ended September 30, 1997 (Unaudited)                                         6

Notes to Financial Statements                                                     7

Item 2. Management's Plan of Operation                                            8

Part II: Other Information                                                        9

         Item 1.  Legal Proceedings                                               9

         Item 2.  Change in Securities                                            9

         Item 3.  Defaults Upon Senior Securities                                 9

         Item 4.  Submission of Matters to a Vote
                    of Security Holders                                           9

         Item 5.  Other Information                                               9

         Item 6.  Exhibits and Reports on Form 8-K                                9

Signatures                                                                       10

                         Transpirator Technologies, Inc.
                                 Balance Sheets
                                      as of


                                                                         September 30,       March 31,
                                                                             1998              1998
                                                                         -------------       ---------
                                                                          Unaudited

                        ASSETS
Current Assets:
  Cash                                                                   $    17,302        $    46,615
  Receivables                                                                 20,833
  Prepaid Expenses                                                             7,333
                                                                         -----------        -----------
   Total Current Assets:                                                      45,468             46,615

Patents, Net                                                                  14,477             17,143
                                                                         -----------        -----------

   Total Assets                                                          $    59,945        $    63,758
                                                                         ===========        ===========


            LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts Payable and Accrued Expenses                                  $     4,366        $     5,122
  Deferred royalty income                                                                         2,083
  Notes payable related parties                                               29,750             29,750
                                                                         -----------        -----------
     Total Current Liabilities                                                34,116             36,955
                                                                         -----------        -----------


Related party transactions (notes 2 and 3)

Stockholders' Equity:
  Preferred stock, $.10 par value - 1,000,000 shares
    authorized, none outstanding
  Common Stock, $.10 par value - 3,500,000 shares authorized,
    2,625,950 issued and outstanding in 1998                                  26,260             26,260
  Additional paid-in capital                                               3,569,097          3,569,097
  Retained Earnings                                                       (3,569,528)        (3,568,554)
                                                                         -----------        -----------
   Total Stockholders Equity                                                  25,829             26,803
                                                                         -----------        -----------
Total Liabilities and Stockholders Equity                                $    59,945        $    63,758
                                                                         ===========        ===========



    The accompanying notes are an integral part of these financial statements

                    Transpirator Technologies, Inc.
                        Statement of operations
                              (Unaudited)


                                                                                         Three Months Ended
                                                                                            September 30,
                                                                                   -------------------------------
                                                                                      1998                 1997
                                                                                   ----------           ----------
Revenue                                                                            $   12,500           $    6,249

General and administrative expenses                                                    11,903                  714
                                                                                   ----------           ----------
      Income (loss) from operations                                                       597                5,535

Interest income                                                                                                213
                                                                                   ----------           ----------
Net earnings (loss)                                                                $      597           $    5,748
                                                                                   ==========           ==========

Basic and diluted earnings (loss) loss per share                                   $    0.000           $    0.002
                                                                                   ==========           ==========
Weighted average number of shares outstanding for
   basic and diluted earnings per share                                             2,625,950            2,525,950
                                                                                   ==========           ==========



  The accompanying notes are an integral part of these financial statements.

                         Transpirator Technologies, Inc.
                             Statement of operations
                                   (Unaudited)


                                                                                         Six Months Ended
                                                                                           September 30,
                                                                                  ------------------------------
                                                                                     1998                1997
                                                                                  ----------          ----------
Revenue                                                                           $   22,916          $   10,416

General and administrative expenses                                                   24,027               1,428
                                                                                  ----------          ----------
  Income (loss) from operations                                                       (1,111)              8,988

Interest income                                                                          137                 426
                                                                                  ----------          ----------
Net earnings (loss)                                                               $     (974)         $    9,414
                                                                                  ==========          ==========
Basic and diluted earnings (loss) loss per share                                  $   (0.000)         $    0.004
                                                                                  ==========          ==========

Weighted average number of shares outstanding for
  basic and diluted earnings per share                                             2,625,950           2,525,950
                                                                                  ==========          ==========



   The accompanying notes are an integral part of these financial statements.

                         Transpirator Technologies, Inc.
                             Statement of Cash Flows
                                   (Unaudited)


                                                                                       Six Months Ended
                                                                                         September 30,
                                                                                   -------------------------
                                                                                     1998              1997
                                                                                   ---------         -------
Cash Flows from operating activities:
             Net earnings (loss)                                                   $   (974)        $  9,414
             Adjustments to reconcile net earnings (loss)
               to net cash provided by (used in) operating
               activities:
                          Amortization                                                2,666             1428
                          Increase in accounts receivable                           (20,833)
                          Increase in prepaid expenses                               (7,333)          -10416
                          Decrease in accounts payable                                 (756)
                          Decrease in deferred royalty income                        (2,083)
                          Net cash provided by(used in)
                            operations                                             --------         --------
                                                                                    (28,339)          (8,988)
                                                                                   --------         --------
Net increase (decrease) in cash                                                     (29,313)             426

Cash at beginning of the year                                                        46,615           30,831
                                                                                   --------         --------
Cash at September 30, 1998 and 1997                                                $ 17,302         $ 31,257
                                                                                   --------         --------



   The accompanying notes are an integral part of these financial statements

                        Transpirator Technologies, Inc.
                    Notes to Condensed Financial Statements
                                  (Unaudited)

Note 1:  Basis of Presentation

The unaudited condensed financial statements have been prepared from the books and records of Transpirator Technologies, Inc. (the Company) in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. It is suggested that the condensed financial statements be read in conjunction with the audited financial statements and notes thereto for the year ended March 31, 1998 included in the company's annual report on Form 10-K. Interim results are not necessary indicative of the full year.

Note 2: Earnings (Loss) Per Common Share

Earnings (Loss) per common share is based upon the weighted average number of common shares and common equivalent shares outstanding during each period. When stock options and warrants are dilutive, they are included as share equivalents using the treasury stock method.

                         Transpirator Technologies, Inc.
                 Item 2 - Management's discussion and analysis of
                  financial condition and results of operations

The Company has been dormant since 1990 and there is no active trading in the Company's common stock on a recognized exchange.

THREE MONTHS ENDED SEPTEMBER 30, 1998 VERSUS THREE MONTHS ENDED SEPTEMBER 30,
1997

Revenues for the three months ended September 30, 1998 amounted to $12,500 and represented an accrual of three months minimum 1998 royalties of $50,000. This compares to $6,249 or three months accrual of the 1997 minimum royalty of $25,000. The royalty agreement signed in May of 1997 provides for minimum royalties for three years from the signing of the agreement in the amounts of $25,000, $50,000 and $100,000 respectively. The agreement provides for royalties from the sale of products developed from use and further enhancements of the patents. The royalty agreement also provides an option for the patents to be purchased for $2,000,000.

General and administrative expenses were $11,903 for the three months ended September 30, 1998 versus $714 for the same period in 1997. The increase in expenses was a result of expenses related to the filing of the annual report on Form 10-K. It is expected that this trend will continue for the balance of the year.

SIX MONTHS ENDED SEPTEMBER 30, 1998 VERSUS SIX MONTHS ENDED SEPTEMBER 30, 1997

Revenues for the six months ended September 30, 1998 amounted to $22,916 and represented an accrual of five months minimum 1998 royalties of $50,000 and 1 of the 1997 minimum royalty of $25,000. This compares to $10,416 or five months accrual of the 1997 minimum royalty of $25,000.

General and administrative expenses were $24,027 for the six months ended September 30, 1998 versus $1,428 for the same period in 1997. The increase in expenses was a result of expenses related to the filing of the annual report on Form 10-K. It is expected that this trend will continue for the balance of the year.

STATEMENT OF CASH FLOWS

Net cash used in operations of $29,313 for the six months ended September 30, 1998 was the result of expenses incurred for legal, printing and accounting services to bring the Company's records current. The expenses are being amortized equally over the four quarters. The net increase in cash in 1997 was the result of interest income.

LIQUIDITY

The Company's annual and quarterly operating results will be affected by a number of factors, the most important of which will be the realization of the minimum royalties as outlined above. Additionally, future expenses relating to legal and accounting expenses are expected to decline since the Company has been brought current in its filings with the SEC. Additionally, the Company has employment agreements with two officers for salaries of $12,000 per year. It is expected that the Company will have increased liquidity from royalty payments in excess of operating expenses.

NET OPERATING LOSS CARRYFORWARDS

The Company has net operating loss carryforwards for Federal Income Tax purposes of approximately $3,600,000, which begin to expire in the year 2003. The ability of the company to utilize the NOL is not probable at June 30, 1998 and therefore, no benefit has been recorded.

PART II.     OTHER INFORMATION

  Item 1.    Legal proceedings.
             None
  Item 2.    Changes in Securities.
             None
  Item 3.    Defaults upon Senior Securities.
             None
  Item 4.    Submission of Matters to a Vote of Security Holders.
             None
  Item 5.    Other Information
             None
  Item 6.    Exhibits
             Exhibit 27  Financial Data Schedule

                                  Signaturers


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Transpirator Technologies, Inc.

                                          By:  /s/ Raymond J. Romano
                                             ----------------------------------
                                                   Raymond J. Romano

Date:  November 19, 1998