Form 10QSB
period 1998-12-31
TRANSPIRATOR TECHNOLOGIES INC /DE/
filed 1999-02-16
CIK 810691

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                             SECURITIES ACT OF 1934

                For the quarterly period ended December 31, 1998

                         Commission File number 0-15654

                         TRANSPIRATOR TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
         Exact Name of Small Business Issuer as Specified in its Charter

          Delaware                                       22-2789408
-------------------------------                ---------------------------------
State or Other Jurisdiction of                         I.R.S. Employer
Incorporation or Organization                       Identification Number

              850-870 U.S. HWY #1 NORTH BRUNSWICK, NEW JERSEY 08902
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                  732-246-5900
--------------------------------------------------------------------------------
               (Registrants Telephone Number Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

           ( )       Yes                        (X)       No

As of January 15, 1998 the Registrant had 2,525,950 shares of common stock, $.0001 par value, outstanding.

Transitional Small Business Disclosure format:  ( )    Yes      (X)    No

                                      INDEX


Part   I:                 Financial Information

                                                                   Page No.
Item 1.       Financial Statements:

Balance Sheets as of December 31, 1998 (Unaudited)                    3

Statements of Operations, Three Months Ended
    December 31, 1998 (Unaudited) and Three Months
    Ended December 31, 1997 (Unaudited)                               4

Statements of Operations, Nine Months Ended
    December 31, 1998 (Unaudited) and Nine Months
    Ended December 31, 1997 (Unaudited)                               5

Statements of Cash Flows.  Three Months Ended
    December 31, 1998 (Unaudited) and Three Months
    Ended December 31, 1997 (Unaudited)                               6

Notes to Financial Statements                                         7

Item 2.     Management's Plan of Operation                            8

      Part II:  Other Information                                     9

            Item 1.  Legal Proceedings                                9

            Item 2.  Change in Securities                             9

            Item 3.  Defaults Upon Senior Securities                  9

            Item 4.  Submission of Matters to a Vote
                          of Security Holders                         9

            Item 5.  Other Information                                9

            Item 6.  Exhibits and Reports on Form 8-K                 9

Signatures                                                           10

                        TRANSPIRATOR TECHNOLOGIES, INC.
                                 BALANCE SHEETS
                                     AS OF


                                                                   DECEMBER 31,       MARCH 31,
                                                                      1998              1998
                                                                   -----------       -----------
                                                                    UNAUDITED
                      ASSETS
Current Assets:
 Cash                                                              $    20,701       $    46,615
 Receivables                                                            20,833
 Prepaid Expenses                                                        4,666
                                                                   -----------       -----------
  Total Current Assets:                                                 46,200            46,615

Patents, Net                                                            13,144            17,143
                                                                   -----------       -----------

  Total Assets                                                     $    59,344       $    63,758
                                                                   ===========       ===========


     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts Payable and Accrued Expenses                             $     6,740       $     5,122
 Deferred royalty income                                                                   2,083
 Notes payable related parties                                          29,750            29,750
                                                                   -----------       -----------
  Total Current Liabilities                                             36,490            36,955
                                                                   -----------       -----------


Related party transactions (notes 2 and 3)

Stockholders' Equity:
 Preferred stock, $.10 par value - 1,000,000 shares
  authorized, none outstanding
 Common Stock, $.10 par value - 3,500,000 shares authorized,
  2,625,950 issued and outstanding in 1998                              26,260            26,260
 Additional paid-in capital                                          3,569,097         3,569,097
 Retained Earnings                                                  (3,572,503)       (3,568,554)
                                                                   -----------       -----------
  Total Stockholders Equity                                             22,854            26,803
                                                                   -----------       -----------

Total Liabilities and Stockholders Equity                          $    59,344       $    63,758
                                                                   ===========       ===========


The accompanying notes are an integral part of these financial statements.

                        TRANSPIRATOR TECHNOLOGIES, INC.
                            STATEMENT OF OPERATIONS
                                  (UNAUDITED)


                                                             Three Months Ended
                                                                December 31,
                                                       ----------------------------
                                                           1998             1997
                                                       -----------       ----------
Revenue                                                $    12,500       $    6,249

General and administrative expenses                         14,260              714

                                                       -----------       ----------
  Income (loss) from operations                             (1,760)           5,535

Interest income                                             (1,215)             213
                                                       -----------       ----------
Net earnings (loss)                                    $    (2,975)      $    5,748
                                                       ===========       ==========

Basic and diluted earnings (loss) loss per share       $    (0.001)      $    0.002
                                                       ===========       ==========

Weighted average number of shares outstanding for
  basic and diluted earnings per share                   2,625,950        2,525,950
                                                       ===========       ==========



The accompanying notes are an intergral part of these financial statements.

                        TRANSPIRATOR TECHNOLOGIES, INC.
                            STATEMENT OF OPERATIONS
                                  (UNAUDITED)


                                                             Nine Months Ended
                                                                December 31,
                                                       ----------------------------
                                                          1998             1997
                                                       -----------       ----------
Revenue                                                $    35,416       $   16,665

General and administrative expenses                         38,287            2,142
                                                       -----------       ----------
   Income (loss) from operations                            (2,871)          14,523

Interest-net                                                (1,078)             639
                                                       -----------       ----------
Net earnings (loss)                                    $    (3,949)      $   15,162
                                                       ===========       ==========

Basic and diluted earnings (loss) loss per share       $    (0.002)      $    0.006
                                                       ===========       ==========

Weighted average number of shares outstanding for
   basic and diluted earnings per share                  2,625,950        2,525,950
                                                       ===========       ==========




The accompanying notes are an intergral part of these financial statements.

                        TRANSPIRATOR TECHNOLOGIES, INC.
                            STATEMENT OF CASH FLOWS
                                  (UNAUDITED)


                                                                  Nine Months Ended
                                                                    December 31,
                                                              -----------------------
                                                                1998           1997
                                                              --------       --------
Cash Flows from operating activities:
         Net earnings (loss)                                  $ (3,949)      $ 15,162
         Adjustments to reconcile net earnings (loss)
           to net cash provided by (used in) operating
           activities:
                     Amortization                                3,999          2,142
                     Increase in accounts receivable           (20,833)       (16,665)
                     Increase in prepaid expenses               (4,666)             0
                     Decrease in accounts payable                1,618
                     Decrease in deferred royalty income        (2,083)
                     Net cash provided by (used in)

                      operations                              --------       --------
                                                               (21,965)       (14,523)
                                                              --------       --------

Net increase (decrease) in cash                                (25,914)           639

Cash at beginning of the year                                   46,615         30,831
                                                              --------       --------

Cash at December 31, 1998 and 1997                            $ 20,701       $ 31,470
                                                              ========       ========



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

                         Transpirator Technologies, Inc.
                 Item 2- Management's discussion and analysis of
                  financial condition and results of operations

The Company has been dormant since 1990 and there is no active trading in the Company's common stock on a recognized exchange.

THREE MONTHS ENDED DECEMBER 31, 1998 VERSUS THREE MONTHS ENDED DECEMBER 31, 1997

Revenues for the three months ended December 31, 1998 amounted to $12,500 and represented an accrual of three months minimum 1998 royalties of $50,000. This compares to $6,249 or three months accrual of the 1997 minimum royalty of $25,000. The royalty agreement signed in May of 1997 provides for minimum royalties for three years from the signing of the agreement in the amounts of $25,000, $50,000 and $100,000 respectively. The agreement provides for royalties from the sale of products developed from use and further enhancements of the patents. The royalty agreement also provides an option for the patents to be purchased for $2,000,000.

General and administrative expenses were $14,260 for the three months ended December 31, 1998 versus $714 for the same period in 1997. The increase in expenses was a result of expenses related to the filing of the annual report on Form 10-K. It is expected that this trend will continue for the balance of the year.

NINE MONTHS ENDED DECEMBER 31, 1998 VERSUS NINE MONTHS ENDED DECEMBER 31, 1997

Revenues for the nine months ended December 31, 1998 amounted to $35,416 and represented an accrual of eight months minimum 1998 royalties of $50,000 and 1 of the 1997 minimum royalty of $25,000. This compares to $16,665 or eight months accrual of the 1997 minimum royalty of $25,000.

General and administrative expenses were $38,287 for the nine months ended December 31, 1998 versus $2,142 for the same period in 1997. The increase in expenses was a result of expenses related to the filing of the annual report on Form 10-K. It is expected that this trend will continue for the balance of the year.

STATEMENT OF CASH FLOWS

Net cash used in operations of $25,914 for the nine months ended December 31, 1998 was the result of expenses incurred for legal, printing and accounting services to bring the Company's records current. The expenses are being amortized equally over the four quarters. The net increase in cash in 1997 was the result of interest income.

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

                      None

  Item 3.             Defaults upon Senior Securities.

                      None

  Item 4.             Submission of Matters to a Vote of Security Holders.

                      None

  Item 5.             Other Information

                      None

  Item 6.             Exhibits

                         27    Financial Data Schedule (For SEC use only).

                                   Signaturers

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Transpirator Technologies, Inc.

                                       By:  /s   Raymond J. Romano
                                                 ------------------------
Date:  February 12, 1999                         Raymond J. Romano