Form 10KSB
period 1999-03-31
TRANSPIRATOR TECHNOLOGIES INC /DE/
filed 1999-07-15
CIK 810691

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                                 (FEE REQUIRED)

For the Fiscal Year Ended                                        Commission File
      March 31, 1999                                              Number 0-15654

                         TRANSPIRATOR TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)


          Delaware                                        22-2789408
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

       850-870 U.S. Highway #1
    North Brunswick, New Jersey                             18902
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

                          Common Stock, $0.01 par value
                                (Title of class)

         Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes  /X/        No  / /

On June 25, 1999 the aggregate market value of the voting stock of Transpirator Technologies, Inc. held by nonaffiliates of the registrant was approximately $162,295 based upon the average bid and asked prices of such common stock on said date as reported by NASDAQ. On such date, there were 2,775,950 shares of common stock of the registrant outstanding.

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

Item 11. Security ownership of Certain Beneficial owners and Management

Item 12. Certain Relationships and Related Transactions

                                     PART IV

Item 13. Exhibits and Reports on Form 8-K

ITEM I.  DESCRIPTION OF BUSINESS

FORWARD-LOOKING

Transpirator Technologies, Inc. (the "Company") cautions readers that certain important factors may affect the Company's actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to have been made in this report or which are otherwise made by or on behalf of the Company. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "May," "Will," "Expect," "Believe," "Anticipate," "Intend," "Could," "Would," "Estimate," or "Continue" or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements. Factors which may affect the Company's results include, but are not limited to, the risks and uncertainties associated with a medical apparatus company which has only recently licensed its sole product including a history of net losses, some unproven technologies, limited manufacturing experience, current and potential competitors with significant technical and marketing resources, need for future capital and dependence on collaborative partners and on key personnel. Additionally, the Company is subject to the risks and uncertainties associated with all medical apparatus companies, including compliance with government regulations. The Company is also subject to other risks detailed herein or detailed from time to time in the Company's filings with the Securities and Exchange Commission (the "Commission").

GENERAL

The Company was organized on December 22, 1986 as a Delaware corporation and filed an S-1 Registration Statement on April 8, 1987. The Company was organized to design, develop and market respiratory therapy products for veterinary and human use. The main products developed by the Company were the ET-1000 Equine Unit and the MT-1000 Human Unit.

In the initial years of operation, the Company had sales of the Equine Unit as well as rental of the Equine Units. However, sales of the Equine product were not substantial enough to be profitable and on January 25, 1990, the Company granted all rights to the future sales of the Equine Unit to another party in exchange for a note in the amount of $263,000, plus $20,000 in cash and royalties of $200 for each unit sold. The note was payable monthly and was paid off by 1993. The Company has received no royalties from the royalty agreement since its inception.

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

EMPLOYEES

At March 31, 1999, the Company had no full-time employees.

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

RESULTS OF OPERATIONS

FISCAL 1999 AS COMPARED TO FISCAL 1998 AND 1997

The following discussion and analysis should be read in conjunction with the Company's financial statements and the notes thereto included in Part II, Item 7 of this report.

For fiscal 1999 the Company had net royalty income of $47,916 versus royalty income of $25,000 less a deferred amount of $2,083 in 1998 and zero in fiscal 1997. The income was attributable to a royalty agreement signed in May, 1997. The royalty agreement provides for minimum royalties for three years from the signing of the agreement in the amounts of $25,000, $50,000 and $100,000. The agreement provides for royalties on a percentage basis from the sale of products developed from use and further enhancement of the patents. The royalty agreement also provides an option for the patents to be purchased for $2,000,000.

Selling, general and administrative expenses increased $27,313 compared to fiscal 1998 and $22,640 to $25,628 from $2,988 in 1997. The increases in 1999 and 1998 were due primarily from legal, printing, accounting costs and stock transfer costs to bring and keep the Company's records current.

Extraordinary income for fiscal 1998 increased by $59,250 due to forgiveness of accrued interest and accrued salaries. There was no extraordinary income for 1999.

LIQUIDITY AND CAPITAL RESOURCES

Statement of Cash Flows

Net cash used in operations was $31,795 for fiscal 1999 as compared to cash provided by operations in fiscal 1998 of $15,784. The decrease in cash from operations was the result of a decrease in royalty income received in the amount of $12,500 and a increase in selling, general and administrative expenses paid of $35,079.

LIQUIDITY

The Company's annual and quarterly operating results will be affected by a number of factors. The company expects to receive at least the minimum royalty payments as outlined above. The Company expects to incur legal, accounting and stock transfer costs for the foreseeable future. At the same time, the Company has employment agreements with two officers for salaries of $1,000 per month for 36 months starting in August, 1998. Therefore, it is expected that the Company will have increased liquidity from royalty payments in excess of the operating expenses.

NET OPERATING LOSS CARRY FORWARDS

As of March 31, 1999, the Company had a net operating loss ("NOL") for Federal Income Tax purposes of approximately $3,549,000 which begins to expire in 2003. The ability of the Company to utilize the NOL is not probable at March 31, 1999 and therefore, no benefit has been recorded.

ITEM 7. FINANCIAL STATEMENTS

The response to this item is incorporated by reference to pages F1 - F10 herein.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

The Company's former accountants, Hacker, Johnson, Cohen & Grieb PA, declined to be reinstated as the Company's auditors on October 7, 1998. The Company engaged Brimmer, Burek, Keelan & McNally LLP on March 17, 1999 to be the Company's independent certified public accountants.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The directors and executive officers of the Company are as follows:

         NAME              AGE              POSITIONS
         ----              ---              ---------

Raymond Romano             48               Chairman of the Board, Chief Executive Officer and
                                            Director

John Porcella              49               President and Director

John Signorelli            57               Director

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

Based solely on its review of the copies of such forms received by it or oral written representations from certain reporting persons no Forms 5 were required for those persons and the Company believes that, with respect to fiscal 1998, its executive officers, directors who are greater than 10% beneficial owners complied with all such filing requirements.

ITEM 10. EXECUTIVE COMPENSATION

The Company paid compensation of $ 8,500 to Raymond Romano, Chief Executive Officer, $4,500 to John Porcella, President and $2,500 to John Signorelli, a director, for the fiscal year ended March 31, 1999.

The Company paid compensation of $4,000 each to Raymond Romano, Chief Executive Officer and John Porcella, President and $2,500 to John Signorelli, a director, for the fiscal year ended March 31, 1998.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

There are no members of Management that own 5% or more beneficial ownership of Company's stock. Previously a Company (OECO) owned 32% of the Company's common stock. OECO transferred ownership of that stock to another company in 1989. However, both companies are bankrupt and out of business. The Company's position is that those shares have been terminated and cancelled.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company conducts its operations at the office facilities of an officer of the Company at no cost. During the year ended March 31, 1998 interest previously accrued on notes payable to related parties was forgiven by the parties through March 31, 1998. The interest forgiven, which included certain accrued and unpaid interest on debt principal which was repaid in prior years, was $59,593. This item is included in Extraordinary item-forgiveness of debt in the accompanying statements of operations for the year ended March 31, 1998. During fiscal 1998, the Company entered into employment agreements with two officers of the company. The employment agreements commenced August 1, 1998 and provided for the payment of an aggregate salary of $1,000 per month for 36 months.

On February 9, 1999, the Board of Directors approved the payment of 150,000 shares of common stock to the three directors of the Company for services valued at $7,500.

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Royalty agreement - Healthcare Products Inc.

(b)      Consent of Accountants

(c)      Form 8-K June 23, 1998

(d)      Form 8-K October 7, 1998

(e)      Form 8-K July 15, 1999

Ex-27    Financial Data Schedule (for SEC use only)
                                       10

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       TRANSPIRATOR TECHNOLOGIES INC.

Date:  July 15, 1999                   By  /s/ Raymond J. Romano
                                       --------------------------------------
                                       Raymond J. Romano
                                       Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Raymond J. Romano
------------------------------------
Raymond J. Romano
Chairman and Chief Executive Officer
July 15, 1999

/s/ John E. Porcella
--------------------
John E. Porcella
President
July 15, 1999

Directors:

/s/ Raymond Romano
------------------
Raymond Romano
July 15, 1999

/s/ John E. Porcella
--------------------
John E. Porcella
July 15, 1999

/s/ John Signorelli
-------------------
John Signorelli
July 15, 1999

                         INDEX TO FINANCIAL STATEMENTS

                        TRANSPIRATOR TECHNOLOGIES, INC.

AUDITED FINANCIAL STATEMENTS

Independent Auditors' Report................................F-2

Balance Sheets, March 31, 1999 and 1998.....................F-3

Statements of Operations for the Years Ended
  March 31, 1999 and 1998...................................F-4

Statements of Stockholders' Equity (Deficit)
  for the Years Ended March 31, 1999 and 1998...............F-5

Statements of Cash Flows for the Years Ended
  March 31, 1999 and 1998...................................F-6

Notes to Financial Statements for the Years
  Ended March 31, 1999 and 1998........................F-7 - F-11

                          INDEPENDENT AUDITORS' REPORT

Stockholders and Board of Directors of
     Transpirator Technologies, Inc
     New Brunswick, New Jersey:

We have audited the accompanying balance sheets of Transpirator Technologies, Inc., (the "Company") at March 31, 1999 and 1998 and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at March 31, 1999 and 1998, and the results of its operations and its cash flows for each of the years then ended in conformity with generally accepted accounting principles.

                                           BRIMMER, BUREK, KEELAN & McNALLY LLP




                                              Certified Public Accountants

July 14, 1999

                        TRANSPIRATOR TECHNOLOGIES, INC.

                                 BALANCE SHEETS

                                                            MARCH 31,
                                                   ---------------------------
                                                       1999           1998
                                                   -----------     -----------
  ASSETS
Current assets:
  Cash                                             $    14,820    $    46,615
  Royalties receivable                                  33,333             --
                                                   -----------    -----------
    Total current assets                                48,153         46,615
                                                   -----------    -----------
Patents, net                                            11,811         17,143
                                                   -----------    -----------
    Total                                          $    59,964    $    63,758
                                                   ===========    ===========

  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable and accrued expenses            $     9,736    $     5,122
  Deferred royalty income                                   --          2,083
  Notes payable - related parties                       29,750         29,750
                                                   -----------    -----------
    Total current liabilities                           39,486         36,955
                                                   -----------    -----------

Related party transactions (Note 2 and 3)

Stockholders' equity (deficit):
  Preferred stock, $.10 par value - 1,000,000
    shares authorized none outstanding                      --             --
  Common stock, $0.01 par value, 3,500,000
    shares authorized; 2,775,950 and
    2,625,950 shares issued and outstanding
    in 1999 and 1998                                    27,760         26,260
  Additional paid-in capital                         3,575,097      3,569,097
  Accumulated deficit                               (3,582,379)    (3,568,554)
                                                   -----------    -----------
    Total stockholders' equity (deficit)                20,478         26,803
                                                   -----------    -----------
    Total                                          $    59,964    $    63,758
                                                   ===========    ===========





    The accompanying notes are an integral part of the financial statements.

                        TRANSPIRATOR TECHNOLOGIES, INC.

                            STATEMENTS OF OPERATIONS


                                                              YEARS ENDED MARCH 31,
                                                            -------------------------
                                                            1999           1998
Revenue                                                     $   47,916     $   22,917

General and administrative expenses                             60,142         25,628
                                                            ----------     ----------
  Loss from operations                                         (12,226)        (2,711)

Interest income (expense)                                       (1,599)           851
                                                            ----------     ----------
  Loss before extraordinary item                               (13,825)       (1,860)

Extraordinary item-

  Forgiveness of debt                                               --         59,593
                                                            ----------     ----------
  Net earnings (loss)                                       $  (13,825)     $  57,733
                                                            ==========     ==========
Basic and diluted earnings (loss) per share                      (.006)          .023
                                                            ==========     ==========
Weighted-average number of shares outstanding
  for basic and diluted earnings (loss) per share            2,625,950      2,525,950
                                                            ==========     ==========


The accompanying notes are an integral part of the financial statements.

                        TRANSPIRATOR TECHNOLOGIES, INC.

            STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                  FOR THE YEARS ENDED MARCH 31, 1999 AND 1998




                                               COMMON STOCK                                   TOTAL
                                              .01 PAR VALUE     ADDITIONAL                 STOCKHOLDERS'
                               PREFERRED    -----------------     PAID-IN    ACCUMULATED     EQUITY
                                STOCK       SHARES     AMOUNT     CAPITAL      DEFICIT      (DEFICIT)
                               ---------   ---------   -------  ----------   -----------   -------------
Balance at March 31, 1997         --       2,525,950    25,260   3,515,808    (3,626,287)     (85,219)

Common stock issued for
  services                        --         100,000     1,000      10,250            --       11,250

Accounts payable and accrued
  expenses contributed to
  capital                         --              --        --      43,039            --       43,039

Net earnings                      --              --        --          --        57,733       57,733
                               ---------   ---------   -------  ----------   -----------     ------------

Balance at March 31, 1998         --       2,625,950    26,260   3,569,097    (3,568,554)      26,803

Net loss                          --              --        --          --       (13,825)     (13,825)

Common stock issued for
  services                        --         150,000     1,500       6,000            --        7,500
                               ---------   ---------   -------  ----------   -----------     ------------

Balance at March 31, 1999         --       2,775,950   $27,760  $3,575,097   $(3,582,379)    $ 20,478
                               =========   =========   =======  ==========   ===========     ============



The accompanying notes are an integral part of the financial statements.

                        TRANSPIRATOR TECHNOLOGIES, INC.
                           STATEMENTS OF CASH FLOWS


                                                                                          YEARS ENDED MARCH 31,
                                                                                     ------------------------------
                                                                                     1999                      1998
                                                                                     ----                      ----
Cash flows from operating activities:
  Net earnings (loss)..............................................................  $(13,825)              $57,733
  Adjustments to reconcile net earnings (loss) to net
   cash provided by (used in) operating activities:
     Common stock issued for services..............................................     7,500                11,250
     Amortization..................................................................     5,332                 2,857
     Extraordinary item - debt forgiveness.........................................      --                 (59,593)
     Increase in accounts receivable...............................................   (33,333)                --
     Increase in accounts payable and accrued expenses.............................     4,614                 1,454
     Increase (Decrease) in deferred royalty income................................    (2,083)                2,083
                                                                                     --------               -------
         Net cash provided by (used in) operating activities.......................   (31,795)               15,784
                                                                                     --------               -------
Net increase (decrease) in cash....................................................   (31,795)               15,784
Cash at beginning of year..........................................................    46,615                30,831
                                                                                     --------               -------
Cash at end of year................................................................ $  14,820               $46,615
                                                                                    =========               =======
Supplemental disclosures of cash flow information:
    Interest paid.................................................................. $   1,736                    --


Noncash financing activity-
  Accounts payable and accrued expenses contributed
    to additional paid-in capital.................................................. $   --                  $43,039
                                                                                    =========               =======
  Common stock issued for services................................................. $   7,500               $11,250
                                                                                    =========               =======

    The accompanying notes are an integral part of the financial statements.

                        TRANSPIRATOR TECHNOLOGIES, INC.

                         NOTES TO FINANCIAL STATEMENTS
                           AT MARCH 31, 1999 AND 1998

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

     In the initial years of operation, the Company had sales of the Equine Unit as well as rental of the Equine Unit. However, sales of the Equine product were not substantial enough to be profitable and on January 25, 1990, the Company granted all rights to the future sales of the Equine Unit to another party in exchange for a note in the amount of $263,000, plus $20,000 in cash and royalties of $200 for each unit sold. The note was payable monthly and was paid off by 1993. The Company has received no royalties from the sale of Equine Units under the royalty agreement.

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

    BASIC AND DILUTED EARNINGS (LOSS) PER SHARE. Basic and diluted earnings
        (loss) per share were computed based on the weighted average number of common shares outstanding during the period. There were no Diluted Potential Common Shares outstanding during the years ended March 31, 1999 and 1998.

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

    ACCOUNTING REQUIREMENTS. Financial Accounting Standards 130 -- Reporting
        Comprehensive Income establishes standards for reporting comprehensive income. The Standard defines comprehensive income as the change in equity of an enterprise except those resulting from stockholder transactions. All components of comprehensive income are required to be reported in a new financial statement that is displayed with equal prominence as existing financial statements. The company had no comprehensive income in the year ended March 31, 1999.

(2) NOTES PAYABLE -- RELATED PARTIES

    Notes payable -- related parties consists of the following:

                                                       MARCH 31,
                                                ---------------------
                                                  1999         1998
                                                -------       -------
    7% notes payable to related parties
      payable on demand, interest accrued
      beginning May 3, 1998..................   $29,750       $29,750
                                                =======       =======


                                                                     (continued)

                        TRANSPIRATOR TECHNOLOGIES, INC.

(3) RELATED PARTY TRANSACTIONS

    The Company conducts its operations at the office facilities of an officer of the Company at no cost. During the year ended March 31, 1998 interest previously accrued on notes payable to related parties was forgiven by the parties through March 31, 1998. The interest forgiven, which included certain accrued and unpaid interest on debt principal which was repaid in prior years, was $59,593. This item is included in Extraordinary item-forgiveness of debt in the accompanying statements of operations for the year ended March 31, 1998. During fiscal 1998, the Company entered into employment agreements with two officers of the company. The employment agreements commenced August 1, 1998 and provide for the payment of an aggregate salary of $1,000 per month for 36 months. Included in accrued expenses is an amount of $8,000 which is officers' salary accrual for the year ended March 31, 1999.

    The Board of Directors approved the payment of 150,000 and 100,000 shares of common stock to the three directors of the Company for services valued at $7,500 and $11,250 for the years ended March 31, 1999 and 1998 respectively. This item has been included in general and administrative expenses in the accompanying statements of operations for the years ended March 31, 1999 and 1998 respectively.

(4) STOCK OPTION PLAN

    The Company has a stock option plan whereby key full or part-time employees are eligible to receive Incentive Stock Options (ISO) and Nonqualified Stock Options and certain directors are eligible to receive nonqualified stock options. The plan provides for awarding options for a minimum of 450,000 shares of the Company's common stock at an exercise price not less than fair market value at the date of the grant. Options are nontransferable and expire within ten years from the date of grant. The period for which options are exercisable is determined by the Board of Directors, however, in no event can options designated as an ISO vest more than $100,000 in any one year, determined at the time of grant. At March 31, 1999 and 1998, no options are issued or outstanding. The plan has been extended through May 17, 2008.

(5) ROYALTY LICENSING AGREEMENT

    The Company entered into a royalty license agreement with a unrelated party on May 17, 1997. The agreement provides for the payment of royalties based on sales of the Human Unit products. The agreement provides for the payment of minimum royalty payments of $25,000, $50,000 and $100,000 for the fiscal years ended March 31, 1998, 1999 and 2000, respectively. In addition, the agreement provides for the payment of royalties based on the percentage of sales of products ranging from 5% to 10% on existing Human Unit products and 2.5% to 5% for sales of newly developed Human Unit products. The agreement provides the licensee with the option to purchase the patents subject to the licensing agreement for $2,000,000. The agreement can be cancelled by the licensee at any time by giving the Company thirty days written notice of termination. The Company received $12,500 during the year ended March 31, 1999. A royalty receivable of $33,333 is included in the year ended March 31, 1999.

                                                                     (continued)

                        TRANSPIRATOR TECHNOLOGIES, INC.

(5) ROYALTY LICENSING AGREEMENT, CONTINUED

    The Company has also entered into a technology licensing agreement with respect to the Equine Unit. The agreement expires January 25, 2010. The agreement provides for the payment of $200 for each Equine Unit produced by the licensee. During the two-year period ended March 31, 1999, the Company has not received any payments with respect to this agreement because no Equine Units have been produced by the licensee.

(6) INCOME TAXES

    The tax effects of temporary differences that give rise to significant portions of the deferred tax asset are presented below:

                                              AT MARCH 31,
                                        -------------------------
                                            1999          1998
                                        ----------    -----------
Deferred tax assets:
  Net operating loss carryforwards      $ 1,398,117   $ 1,333,184
  Accrued expenses                               --            --
  General business credit carryforwards      58,225        58,225
  Amortization                                1,505           573
                                        -----------   -----------
  Total gross deferred tax assets         1,457,847     1,391,982

Less valuation allowance                (1,457,847)    (1,391,982)
                                        ----------    -----------
  Net deferred tax assets               $      --     $       --
                                        ==========    ===========

A valuation allowance has been established to reduce the deferred tax assets to an amount that management believes will ultimately be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that temporary differences and carryforwards are expected to be available to reduce taxable income. With respect to the resulting deferred tax assets at March 31, 1999 and 1998, based on the Company's history of operating earnings and expectations for the future, management believes sufficient uncertainty exists regarding the realizability of these items that a valuation allowance is required.

                                                                 (continued)

                        TRANSPIRATOR TECHNOLOGIES, INC.

6) INCOME TAXES, CONTINUED

     At March 31, 1999, the Company has net operating loss carryforwards for tax reporting purposes totaling approximately $3,549,000. These carryforwards will expire in the following fiscal years:

FISCAL YEAR                                                        AMOUNT
2000.........................................................    $  346,000
2001.........................................................       219,000
2002.........................................................       352,000
2003.........................................................       926,000
2004.........................................................     1,468,000
2005.........................................................       204,000
2007.........................................................         7,000
2008.........................................................         4,000
2009.........................................................        13,000
2010.........................................................         2,000
2011.........................................................         2,000
2012.........................................................         6,000
                                                                 ----------
                                                                 $3,549,000
                                                                 ==========

     At March 31, 1999, the Company has general business credit carryforwards of $55,486 and $2,739, which will expire in fiscal years 2000 and 2002, respectively.