Form 10KSB/A
period 1999-03-31
TRANSPIRATOR TECHNOLOGIES INC /DE/
filed 1999-07-19
CIK 810691

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB/A

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

                                       TRANSPIRATOR TECHNOLOGIES INC.

Date:  July 20, 1999                   By  /s/ Raymond J. Romano
                                       --------------------------------------
                                       Raymond J. Romano
                                       Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Raymond J. Romano
------------------------------------
Raymond J. Romano
Chairman and Chief Executive Officer
July 20, 1999

/s/ John E. Porcella
--------------------
John E. Porcella
President
July 20, 1999

Directors:

/s/ Raymond Romano
------------------
Raymond Romano
July 20, 1999

/s/ John E. Porcella
--------------------
John E. Porcella
July 20, 1999

/s/ John Signorelli
-------------------
John Signorelli
July 20, 1999