Form 10KSB
period 2000-03-31
TRANSPIRATOR TECHNOLOGIES INC /DE/
filed 2000-07-21
CIK 810691

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                                 (FEE REQUIRED)

For the Fiscal Year Ended                                Commission File
      March 31, 2000                                      Number 0-15654
      --------------                                            --------

                         TRANSPIRATOR TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                          22-2789408
------------------------------                             -------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

        850-870 U.S. Highway #1
      North Brunswick, New Jersey                                  18902
----------------------------------------                        ----------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, with area code 732-246-5900
                                              ------------

Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each exchange
         Title of each class                            on which registered
         -------------------                            -------------------

                NONE                                           NONE

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $0.01 par value
--------------------------------------------------------------------------------
                                (Title of class)

         Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [ ] No [X]

On June 30, 2000 the aggregate market value of the voting stock of Transpirator Technologies, Inc. held by nonaffiliates of the registrant was approximately $443,803 based upon the average bid and asked prices of such common stock on said date as reported by NASDAQ. On such date, there were 3,245,950 shares of common stock of the registrant outstanding.

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

In the initial years of operation, the Company had sales of the Equine Unit as well as rental revenue of the Equine Units. However, sales of the Equine product were not substantial enough to be profitable and on January 25, 1990, the Company granted all rights to the future sales of the Equine Unit to another party in exchange for a note in the amount of $263,000, plus $20,000 in cash and royalties of $200 for each unit sold. The note was payable monthly and was paid off by 1993. Since inception the Company has received no royalties under this agreement.

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

In May of 1997, the Company entered into a licensing agreement ("Licensing Agreement") with Vapotherm, Inc. formally known as Healthcare Quality Solutions, Inc., a Maryland corporation (the "Licensee"). The Licensee has developed and is awaiting FDA approval of a new version of its product. The Licensee has the option to purchase the Company's technology for 2 million dollars. The Licensee has paid $92,500 in cash and $82,500 by delivery of a promissory note representing $175,000 in minimum royalties due under the licensing agreement. Additional royalties are to be paid to the Company for sales of products equal to 5-10% of gross sales, depending upon the product and the total gross sales amounts of the year. The agreement can be terminated at the discretion of the licensee and by giving 30 days notice.

Vapotherm, Inc. is currently awaiting FDA approval for its initial device, which it expects by the end of July 2000. The device uses membrane technology in circulating warm water to saturate a stream of air/oxygen at or near 100% humidity. The stream is delivered directly into the nasal passages through a high flow nasal cannula at flow rates of 40 liters per minute at temperatures between 34(0)C and 43(0)C. The device has broad applications across numerous respiratory indications including but not limited to Chronic Obstructive Pulmonary Disease, asthma, allergic and atrophic rhinitis, chronic sinusitis and cystic fibrosis. Vapotherm, Inc. expects market introduction of its institutional device in the December 31, 2000 quarter.

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

The Company's U.S. patent applications regarding the method for the treatment of the human respiratory and equine tract with vapor phase water were issued in September 1988 into U.S. Patent No. 4,773,410.

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

COMPETITION

There are a number of companies, including presently manufacturing devices, which serve the function of introducing humidity into an individual's air stream or oxygen stream for the treatment of illness or maintenance of respiratory health.

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

Many, if not all, of the symptoms, which the Company's devices are intended to address, can also be treated by various medications.

Many of the companies competing in the human humidification or human medication markets have greater resources than the Company and there can be no assurance that at some point in the future devices or medications will not be developed which may be less expensive or more effective than the Transpirator devices.

EMPLOYEES

At March 31, 2000, the Company had no full-time employees.

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

RESULTS OF OPERATIONS

FISCAL 2000 AS COMPARED TO FISCAL 1999 AND 1998

The following discussion and analysis should be read in conjunction with the Company's financial statements and the notes thereto included in Part II, Item 7 of this report.

For fiscal year 2000, the Company has royalty income of $95,833 as compared to royalty income of $47,916 in 1998. This income is pursuant to a royalty agreement signed in May 1997. The royalty agreement provides for minimum royalties for three years from the signing of the agreement in the amounts of $25,000, $50,000 and $100,000. The agreement provides for royalties on a percentage basis from the sale of products developed from use and further enhancement of the patents. The royalty agreement also provides an option for the patents to be purchased for $2,000,000.

Selling, general and administrative expenses were relatively consistent for fiscal 2000 and fiscal 1999. The expenses incurred include common stock issued for services in the amount of $23,500 and $7,500 respectively and amortization of patents in the amounts of $11,811 and $5,332 respectively.

LIQUIDITY AND CAPITAL RESOURCES

Statement of Cash Flows

Net cash from operations was $43,306 for fiscal 2000 and $14,820 in fiscal 1999 respectively. The increase in cash from operations was principally due to minimum royalties received under its licensing agreement with Vapotherm, Inc.

LIQUIDITY

The Company's annual and quarterly operating results will be affected by a number of factors. The Company expects to receive $82,500 representing the balance of minimum royalty payments due under its licensing agreement. Additionally, the Company will incur legal, accounting, printing and other costs associated with keeping its financial records current with the SEC. At the same time, the Company has employment agreements with two officers for salaries of $1,000 per month for 36 months which began in August, 1998. The Company expects increased liquidity from royalty payments in excess of the operating expenses.

NET OPERATING LOSS CARRY FORWARDS

As of March 31, 2000, the Company had a net operating loss ("NOL") for Federal Income Tax purposes of approximately $3,213,000, which begin to expire in 2001. The ability of the Company to utilize the NOL is not probable at March 31, 2000 and therefore, no benefit has been recorded.

ITEM 7. FINANCIAL STATEMENTS

The response to this item is incorporated by reference to pages F1 - F10 herein.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The directors and executive officers of the Company are as follows:

                                                                    DIRECTOR
      NAME               AGE            POSITIONS                     SINCE
      ----               ---            ---------                     -----
Raymond Romano           49    Chairman of the Board,
                               Chief Executive Officer and
                               Director                               1985

John Porcella            50    President and Director                 1985

John Signorelli          58    Director                               1987

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

Based solely on its review of the forms filed and oral and written representations from certain reporting persons no Forms 4 or Forms 5 were filed. Each person has been informed and each officer is in the process of updating these filings.

ITEM 10. EXECUTIVE COMPENSATION

The Company paid compensation in the form of a stock grant of $7,500 each to Raymond Romano, Chief Executive Officer, John Porcella, President and John Signorelli, a director, for the fiscal year ended March 31, 2000. Additionally, the Company has employment agreements with each officer. The employment agreements commenced August 1, 1998 and provide for the payment of an aggregate salary of $1,000 per month for 36 months.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Previously a Company (OECO) owned 32% of the Company's common stock. OECO transferred ownership of that stock to another company in 1989. Both companies are bankrupt and out of business. The Company's position is that those shares are still outstanding although the bankruptcy court has not contacted the Company.

The following table sets forth certain information as of June 30, 2000 with respect to each officer, director, all directors as a group, and the persons (including and "group" as that term is used in section 13(d)(3) of the Securities Exchange Act of 1934. known by the Corporation's voting securities:

        ---------------------------------------------------------------------------------------------------
                                                                        Amount of and
                                                                           Nature of
                                            Name and Address              Beneficial     Title of
           Title of Class                 of Beneficial Owner              Ownership       Class
        ---------------------------------------------------------------------------------------------
        Common Stock, $.01
           par value              Oxygen Enrichment Company, Ltd.
                                  See Description of Business General
                                  for additional information               812,500        25.00%
        ---------------------------------------------------------------------------------------------
                                  Raymond J. Romano
                                  850-870 US Highway 1
                                  North Brunswick, NJ 08902                364,000        11.21%
        ---------------------------------------------------------------------------------------------
                                  John E. Porcella
                                  850-870 US Highway 1
                                  North Brunswick, NJ 08902                285,000         8.78%
        ---------------------------------------------------------------------------------------------
                                  John J. Signorelli
                                  850-870 US Highway 1
                                  North Brunswick, NJ 08902                230,000         7.09%
        ---------------------------------------------------------------------------------------------
                                  All Officers, directors as a
                                  group (3 persons)                        879,000        27.08%
        ---------------------------------------------------------------------------------------------

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company conducts its operations at the office facilities of an officer of the Company at no cost. During fiscal 1998, the Company entered into employment agreements with two officers of the company. The employment agreements commence August 1, 1998 and provide for the payment of an aggregate salary of $1,000 per month for 36 months.

On April 6, 1999 the Board of Directors approved the payment of 450,000 shares of common stock to the three directors of the Company and 20,000 shares to an attorney for services valued at $23,500.

On February 2, 1999 the Board of directors approved the payment of 150,000 shares of common stock to the three directors of the Company for services valued at $7,500.

The officers of the Company who received stock inadvertently omitted filing form 4 and form 5 respectively. Each officer is currently in the process of updating these filings.

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Royalty agreement - Vapotherm Inc. formally Healthcare Products Inc.

(b)      Consent of Accountants

(c)      Form 8-K June 23, 1998

                                   Signatures

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      Transpirator Technologies, Inc.



                                      By  /s/ Raymond J. Romano
                                          ------------------------------------
                                          Raymond J. Romano
                                          Chairman and Chief Executive Officer

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Raymond J. Romano
-------------------------------
Raymond J. Romano
Chairman and Chief Executive Officer
July 21, 2000


/s/ John E. Porcella
-------------------------------
John E. Porcella
President
July 21, 2000



Directors:

/s/ Raymond J. Romano
-------------------------------
Raymond J. Romano
July 21, 2000


/s/ John E. Porcella
-------------------------------
John E. Porcella
July 21, 2000


/s/ John Signorelli
-------------------------------
John Signorelli
July 21, 2000

                          INDEX TO FINANCIAL STATEMENTS

                         TRANSPIRATOR TECHNOLOGIES, INC.



AUDITED FINANCIAL STATEMENTS

Independent Auditors' Report ........................   F-2

Balance Sheets, March 31, 2000 and 1999 .............   F-3

Statements of Operations for the Years Ended
         March 31, 2000 and 1999 ....................   F-4

Statements of Changes in Stockholders' Equity for the
         Years Ended March 31, 2000 and 1999 ........   F-5

Statements of Cash Flows for the Years Ended
         March 31, 2000 and 1999 ....................   F-6

Notes to Financial Statements for the Years
         Ended March 31, 2000 and 1999 .......   F-7 - F-11

                          INDEPENDENT AUDITORS' REPORT

Stockholders and Board of Directors of
Transpirator Technologies, Inc
North Brunswick, New Jersey:

We have audited the accompanying balance sheets of Transpirator Technologies, Inc., (the "Company") at March 31, 2000 and 1999 and the related statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at March 31, 2000 and 1999, and the results of its operations and its cash flows for each of the years then ended in conformity with generally accepted accounting principles.


                                          BRIMMER, BUREK & KEELAN LLP



                                          Certified Public Accountants

June 23, 2000

                         TRANSPIRATOR TECHNOLOGIES, INC.

                                 BALANCE SHEETS

                                                                               MARCH 31,
                                                                      ----------------------------
                                                                          2000             1999
                                                                      -----------      -----------
    ASSETS

Current assets:
    Cash                                                              $    58,126      $    14,820
    Royalties receivable                                                   74,166           33,333
                                                                      -----------      -----------
       Total current assets                                               132,292           48,153
                                                                      -----------      -----------
Patents, net                                                                   --           11,811
                                                                      -----------      -----------
       Total                                                          $   132,292      $    59,964
                                                                      ===========      ===========

    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued expenses                             $    23,818      $     9,736
    Notes payable - related parties                                        29,750           29,750
                                                                      -----------      -----------
       Total current liabilities                                           53,568           39,486
                                                                      -----------      -----------
Related party transactions (Note 2 and 3)

Stockholders' equity:
    Preferred stock, $.10 par value - 1,000,000 shares authorized
       none outstanding                                                        --               --
    Common stock, $0.01 par value, 3,500,000 shares authorized;
       3,245,950 and 2,775,950 shares issued and outstanding
       in 2000 and 1999, respectively                                      32,460           27,760
    Additional paid-in capital                                          3,593,897        3,575,097
    Accumulated deficit                                                (3,547,633)      (3,582,379)
                                                                      -----------      -----------
       Total stockholders' equity                                          78,724           20,478
                                                                      -----------      -----------
       Total                                                          $   132,292      $    59,964
                                                                      ===========      ===========







The accompanying notes are an integral part of the financial statements.

                         TRANSPIRATOR TECHNOLOGIES, INC.

                            STATEMENTS OF OPERATIONS

                                                            YEARS ENDED MARCH 31,
                                                        ----------------------------
                                                            2000             1999
                                                        -----------      -----------
Revenue                                                 $    95,833      $    47,916

General and administrative expenses                          59,005           60,142
                                                        -----------      -----------
    Income (loss) from operations                            36,828          (12,226)

Interest income (expense)                                    (2,082)          (1,599)
                                                        -----------      -----------
    Net earnings (loss)                                 $    34,746      $   (13,825)
                                                        ===========      ===========
Basic and diluted earnings (loss) per share                    .011            (.006)
                                                        ===========      ===========

Weighted-average number of shares outstanding
    for basic and diluted earnings (loss) per share       3,245,950        2,625,950
                                                        ===========      ===========










The accompanying notes are an integral part of the financial statements.

                         TRANSPIRATOR TECHNOLOGIES, INC.

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                   FOR THE YEARS ENDED MARCH 31, 2000 AND 1999

                                              COMMON STOCK
                                             .01 PAR VALUE          ADDITIONAL                       TOTAL
                            PREFERRED    ----------------------       PAID-IN      ACCUMULATED    STOCKHOLDERS'
                              STOCK        SHARES       AMOUNT        CAPITAL        DEFICIT         EQUITY
                              ------     ---------     --------     ----------     -----------      --------
Balance at March 31, 1998         --     2,625,950     $ 26,260     $3,569,097     $(3,568,554)     $ 26,803

Net loss                          --            --           --             --         (13,825)      (13,825)

Common stock issued for
  services                        --       150,000        1,500          6,000              --         7,500
                              ------     ---------     --------     ----------     -----------      --------
Balance at March 31, 1999         --     2,775,950       27,760      3,575,097      (3,582,379)       20,478

Net earnings                      --            --           --             --          34,746        34,746

Common stock issued for
  services                        --       470,000        4,700         18,800              --        23,500
                              ------     ---------     --------     ----------     -----------      --------
Balance at March 31, 2000         --     3,245,950     $ 32,460     $3,593,897     $(3,547,633)     $ 78,724
                              ======     =========     ========     ==========     ===========      ========







The accompanying notes are an integral part of the financial statements.

                         TRANSPIRATOR TECHNOLOGIES, INC.

                            STATEMENTS OF CASH FLOWS

                                                                       YEARS ENDED MARCH 31,
                                                                       ---------------------
                                                                        2000          1999
                                                                      --------      --------

Cash flows from operating activities:
    Net earnings (loss)                                               $ 34,746      $(13,825)
       Adjustments to reconcile net earnings (loss) to net
          cash provided by (used in) operating activities:
          Common stock issued for services - legal expenses             22,500         7,500
          Common stock issued for services - Directors fees              1,000            --
          Amortization                                                  11,811         5,332
       (Increase) decrease in:
          Accounts receivable                                          (40,833)      (33,333)
          Accounts payable and accrued expenses                         14,082         4,614
          Deferred royalty income                                           --        (2,083)
                                                                      --------      --------
              Net cash provided by (used in) operating activities       43,306       (31,795)
                                                                      --------      --------
Net increase (decrease) in cash                                         43,306       (31,795)

Cash at beginning of year                                               14,820        46,615
                                                                      --------      --------
Cash at end of year                                                   $ 58,126      $ 14,820
                                                                      ========      ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest Paid                                                         $     --      $  1,736
                                                                      ========      ========

Common stock issued for services                                      $ 23,500      $  7,500
                                                                      ========      ========








The accompanying notes are an integral part of the financial statements.

                         TRANSPIRATOR TECHNOLOGIES, INC.

                          NOTES TO FINANCIAL STATEMENTS
                           AT MARCH 31, 2000 AND 1999

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

       Subsequent to March 31, 1989, and the sale of the rights to the Equine Unit, the Company wound down its activities by paying off its creditors. The Company could not continue the development and marketing plans for the Human Unit without additional funding. The Company has been fairly dormant since March 31, 1990 except for keeping its patents current and the receipt of royalty income as stated in Note 5.

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

                                                                     (continued)

                         TRANSPIRATOR TECHNOLOGIES, INC.

(1) DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING PRINCIPLES, CONTINUED

    PATENTS. Amortization of patent costs is based upon the royalty income as a percentage of projected minimum royalties under the terms of the Human Unit royalty agreement commencing in the fiscal year ended March 31, 1998. Amortization expense totaled $11,811 and $5,332 for the years ended March 31, 2000 and 1999, respectively.

    BASIC AND DILUTED EARNINGS (LOSS) PER SHARE. Basic and diluted earnings
       (loss) per share were computed based on the weighted average number of common shares outstanding during the period. There were no Diluted Potential Common Shares outstanding during the years ended March 31, 2000 and 1999.

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

     ACCOUNTING REQUIREMENTS. Financial Accounting Standards 130 - Reporting
       Comprehensive Income establishes standards for reporting comprehensive income. The Standard defines comprehensive income as the change in equity of an enterprise except those resulting from stockholder transactions. All components of comprehensive income are required to be reported in a new financial statement that is displayed with equal prominence as existing financial statements. The company had no comprehensive income in the year ended March 31, 2000.

    FAIR VALUE OF FINANCIAL INSTRUMENTS. The Company, in estimating its fair value disclosures for financial instruments, uses the following methods and assumptions:

         CASH, ROYALTIES RECEIVABLE AND ACCRUED EXPENSES: The carrying amounts reported in the balance sheet for cash, royalties receivable and accrued expenses approximate their fair value due to the relatively short maturity.

(2) NOTES PAYABLE - RELATED PARTIES

    Notes payable - related parties consists of the following:

                                                                        MARCH 31,
                                                                 ----------------------
                                                                    2000        1999
                                                                 ----------     -------

       7% notes payable to related parties payable on demand     $   29,750     $29,750
                                                                 ==========     =======




                                                                     (continued)

                         TRANSPIRATOR TECHNOLOGIES, INC.

(3) RELATED PARTY TRANSACTIONS

    The Company conducts its operations at the office facilities of an officer of the Company at no cost. During fiscal 1998, the Company entered into employment agreements with two officers of the company. The employment agreements commenced August 1, 1998 and provide for the payment of an aggregate salary of $1,000 per month for 36 months. Included in accrued expenses is an amount of $12,000 which is officers' salary accrual for the year ended March 31, 2000.

    The Board of Directors approved the payment of 450,000 and 150,000 shares of common stock to the three directors of the Company for services valued at $22,500 and $7,500 for the years ended March 31, 2000 and 1999 respectively. The Board of Directors also approved the payment of 20,000 shares of common stock for legal services valued at $1,000. These items have been included in general and administrative expenses in the accompanying statements of operations for the years ended March 31, 2000 and 1999 respectively.

(4) STOCK OPTION PLAN

    The Company has a stock option plan whereby key full or part-time employees are eligible to receive Incentive Stock Options (ISO) and Nonqualified Stock Options and certain directors are eligible to receive nonqualified stock options. The plan provides for awarding options for a minimum of 450,000 shares of the Company's common stock at an exercise price not less than fair market value at the date of the grant. Options are nontransferable and expire within ten years from the date of grant. The period for which options are exercisable is determined by the Board of Directors, however, in no event can options designated as an ISO vest more than $100,000 in any one year, determined at the time of grant. At March 31, 2000 and 1999, no options are issued or outstanding. The plan has been extended through May 17, 2008.

(5) ROYALTY LICENSING AGREEMENT

    The Company entered into a royalty license agreement with a unrelated party on May 17, 1997. The agreement provides for the payment of royalties based on sales of the Human Unit products. The agreement provides for the payment of minimum royalty payments of $25,000, $50,000 and $100,000 for the fiscal years ended March 31, 1998, 1999 and 2000, respectively. The royalty being accounted for from the date of the contract which was signed on May 17, 1997. In addition, the agreement provides for the payment of royalties based on the percentage of sales of products ranging from 5% to 10% on existing Human Unit products and 2.5% to 5% for sales of newly developed Human Unit products. The agreement provides the licensee with the option to purchase the patents subject to the licensing agreement for $2,000,000. The agreement can be cancelled by the licensee at any time by giving the Company thirty days written notice of termination. The Company received $55,000 during the year ended March 31, 2000. A royalty receivable of $74,166 is included in the year ended March 31, 2000.

                                                                     (continued)

                         TRANSPIRATOR TECHNOLOGIES, INC.

(5) ROYALTY LICENSING AGREEMENT, CONTINUED

    The Company has also entered into a technology licensing agreement with respect to the Equine Unit. The agreement expires January 25, 2010. The agreement provides for the payment of $200 for each Equine Unit produced by the licensee. During the two-year period ended March 31, 2000, the Company has not received any payments with respect to this agreement because no Equine Units have been produced by the licensee.

(6) INCOME TAXES

    The tax effects of temporary differences that give rise to significant portions of the deferred tax asset are presented below:

                                                             AT MARCH 31,
                                                      ----------------------------
                                                         2000             1999
                                                      -----------      -----------
       Deferred tax assets:
            Net operating loss carryforwards          $ 1,205,750      $ 1,398,117
            General business credit carryforwards           2,739           58,225
            Amortization                                    3,943            1,505
                                                      -----------      -----------
            Total gross deferred tax assets             1,212,432        1,457,847

       Less valuation allowance                        (1,212,432)      (1,457,847)
                                                      -----------      -----------
            Net deferred tax assets                   $        --      $        --
                                                      ===========      ===========

    A valuation allowance has been established to reduce the deferred tax assets to an amount that management believes will ultimately be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that temporary differences and carryforwards are expected to be available to reduce taxable income. With respect to the resulting deferred tax assets at March 31, 2000 and 1999, based on the Company's history of operating earnings and expectations for the future, management believes sufficient uncertainty exists regarding the realizability of these items that a valuation allowance is required.

                                                                     (continued)

                         TRANSPIRATOR TECHNOLOGIES, INC.

6) INCOME TAXES, CONTINUED

    At March 31, 2000, the Company has net operating loss carryforwards for tax reporting purposes totaling approximately $3,203,090. These carryforwards will expire in the following fiscal years:

            FISCAL YEAR                                     AMOUNT
            -----------                                     ------
               2001                                       $  219,000
               2002                                          352,000
               2003                                          926,000
               2004                                        1,468,000
               2005                                          204,000
               2007                                            7,000
               2008                                            4,000
               2009                                           13,000
               2010                                            2,000
               2011                                            2,000
               2012                                            6,000
               2013                                               90
                                                          ----------
                                                          $3,203,090
                                                          ==========

    At March 31, 2000, the Company has a general business credit carryforward of $2,739, which will expire in fiscal year 2002.