Form 10QSB
period 2000-06-30
TRANSPIRATOR TECHNOLOGIES INC /DE/
filed 2000-08-09
CIK 810691

===============================================================================




                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10- QSB


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                             SECURITIES ACT OF 1934


                  For the quarterly period ended June 30, 2000


                         Commission File number 0-15654


                        TRANSPIRATOR TECHNOLOGIES, INC.
                        -------------------------------
     Exact Name of Small Business Issuer as Specified in its Charter


           Delaware                                             22-2789408
------------------------------                            ---------------------
State or Other Jurisdiction of                               I.R.S. Employer
Incorporation or Organization                             Identification Number


             850-870 U.S. HWY #1 NORTH BRUNSWICK, NEW JERSEY 08902
             -----------------------------------------------------
                    (Address of Principal Executive Offices)


                                  732-246-5900
                                  ------------
               (Registrants Telephone Number Including Area Code)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or onths (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes [ ]       No [X]


As of August 8, 2000 the Registrant had 3,245,950 shares of common stock, $.0001 par value, outstanding.


Transitional Small Business Disclosure format: Yes [ ]       No [X]



===============================================================================

                                     INDEX

                                                                       Page No.
                                                                       --------

Part I:  Financial Information

         Item 1.  Financial Statements:

         Balance Sheets as of June 30, 2000 (Unaudited)                    3

         Statements of Operations, Three Months Ended
                  June 30, 2000 (Unaudited) and Three Months
                  Ended June 30, 1999 (Unaudited)                          4

         Statements of Cash Flows. Three Months Ended
                  June 30, 2000 (Unaudited) and Three Months
                  Ended June 30, 2000 (Unaudited)                          5

         Notes to Financial Statements                                     6

         Item 2. Management's Plan of Operation                            7


Part II: Other Information                                                 8

         Item 1. Legal Proceedings                                         8

         Item 2. Change in Securities                                      8

         Item 3. Defaults Upon Senior Securities                           8

         Item 4. Submission of Matters to a Vote
                 of Security Holders                                       8

         Item 5. Other Information                                         8

         Item 6. Exhibits and Reports on Form 8-K                          8

Signatures                                                                 9

                        TRANSPIRATOR TECHNOLOGIES, INC.
                                 Balance Sheets
                                     as of


                                                                       JUNE 30,           MARCH 31,
                                                                         2000               2000
                                                                     -----------         -----------
                                                                      UNAUDITED
                      ASSETS
Current Assets:
  Cash                                                               $    51,564         $    58,126
  Royalties receivable                                                    82,500              74,166
                                                                     -----------         -----------
   Total Current Assets:                                                 134,064             132,292

Patents, Net                                                                  --                  --
                                                                     -----------         -----------

   Total Assets                                                      $   134,064         $   132,292
                                                                     ===========         ===========


        LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued expenses                              $    28,019         $    23,818
  Notes payable - related parties                                         29,750              29,750
                                                                     -----------         -----------
     Total Current Liabilities                                            57,769              53,568
                                                                     -----------         -----------


Related party transactions (notes 2 and 3)

Stockholders' Equity:
 Preferred stock, $.10 par value - 1,000,000 shares
  authorized, none outstanding
 Common Stock , $.01 par value - 3,500,000 shares authorized,
  3,245,950 issued and outstanding at June 30 and March 31, 2000          32,460              32,460
 Additional paid-in capital                                            3,593,897           3,593,897
 Retained Earnings                                                    (3,550,062)         (3,547,633)
                                                                     -----------         -----------
   Total Stockholders Equity                                              76,295              78,724
                                                                     -----------         -----------

Total Liabilities and Stockholders Equity                            $   134,064         $   132,292
                                                                     ===========         ===========




The accompanying notes are an integral part of these financial statements

                        TRANSPIRATOR TECHNOLOGIES, INC.
                            Statement of Operations
                                  (Unaudited)


                                                                          Three Months Ended
                                                                               June 30,
                                                                       -------------------------
                                                                          2000            1999
                                                                       ---------       ---------

Revenue                                                                $   8,334       $  20,833

General and administrative expenses                                       10,243           31992

                                                                       ---------       ---------
      Income (loss) from operations                                       (1,909)        (11,159)

Interest expense                                                             520             520
                                                                       ---------       ---------
Net earnings (loss)                                                    $  (2,429)      $ (11,679)
                                                                       =========       =========

Basic and diluted earnings (loss)  loss per share                      $  (0.001)      $  (0.004)
                                                                       =========       =========

Weighted average number of shares outstanding for
   basic and diluted earnings per share                                3,245,950       3,220,126
                                                                       =========       =========




The accompanying notes are an intergral part of these financial statements .

   TRANSPIRATOR TECHNOLOGIES, INC.
       Statement of Cash Flows
       (Unaudited)


                                                                          Three months ended
                                                                              June 30,
                                                                     --------           --------
                                                                        2000              1999
                                                                     --------           --------

Cash Flows from operating activities:
              Net  loss                                              $ (2,429)          $(11,679)
              Adjustments to reconcile net earnings (loss)
                to net cash provided by (used in) operating
                activities:
                          Common stock issues for services                 --             23,500
                          Amortization                                     --              2,953
                          Increase in accounts receivable              (8,334)             4,167
                          Increase in accounts payable                  4,201              3,520
                                                                     --------           --------
                          Net cash provided by(used in)
                            operations                                 (4,133)            34,140
                                                                     --------           --------

Net increase (decrease) in cash                                        (6,562)            22,461

Cash at beginning of the year                                          58,126             14,820
                                                                     --------           --------

Cash at June 30, 2000 and 1999                                       $ 51,564           $ 37,281
                                                                     ========           ========


Supplemental Disclosures of Cash Flow Information:

Interest Paid:                                                       $    520           $    520
                                                                     ========           ========

Common stock issued for services                                     $     --           $ 23,500
                                                                     ========           ========




The accompanying notes are an integral part of these financial statements

                        Transpirator Technologies, Inc.
                    Notes to Condensed Financial Statements
                                  (Unaudited)

Note 1:  Basis of Presentation

The unaudited condensed financial statements have been prepared from the books and records of Transpirator Technologies, Inc. (the Company) in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. It is suggested that the condensed financial statements be read in conjunction with the audited financial statements and notes thereto for the year ended March 31, 2000 included in the company's annual report on Form 10-K. Interim results are not necessary indicative of the full year.


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


THREE MONTHS ENDED JUNE 30, 2000 VERSUS THREE MONTHS ENDED JUNE 30, 1999

Revenues for the three months ended June 30, 2000 include the final accrual for minimum royalties of $8,334 versus $20,833 of royalty income in 1999. The royalty agreement signed in May of 1997 provides for minimum royalties for three years from the signing of the agreement in the amounts of $25,000, $50,000 and $100,000 respectively. The agreement provides for royalties from the sale of products developed from use and further enhancements of the patents. The royalty agreement also provides an option for the patents to be purchased for $2,000,000. The licensee has informed the Company that its product should be commercially available sometime in the fourth quarter of calendar 2000. There is no assurance that the licensee's product will be commercially viable and that the Company will receive additional royalties under this licensing agreement.

General and administrative expenses decreased $21,749 for the three months ended June 30, 2000 versus June 30, 1999.this decrease related principally to the fact that in 1999 the Company issued $23,500 in Common stock for services rendered. Most if not all of the Company's expenses relate to the filing of the annual report on Form 10- K, and the employment agreements that provide for aggregate salary of $1,000 per month through August 2001. It is expected that this trend will continue for the foreseeable future.


STATEMENT OF CASH FLOWS

Net cash used in operations of $6,562 for the three months ended June 30, 2000 was the result of an increase of $8,334 in royalties receivable, $2,429 net loss for the period offset by a reduction in accounts payable of $4,201. The net increase in cash in 1999 was the result of third year minimum royalties due under its licensing agreement, the issuance of Common Stock for services offset by increases in accounts receivable and payable and the net loss.


LIQUIDITY

The Company's annual and quarterly operating results will be affected by a number of factors, the most important of which will be the realization of royalties as outlined above. Additionally, future expenses relating to legal and accounting expenses are expected to remain stable. Additionally, the Company has employment agreements with two officers for salaries of $1,000 per month through August 2001.

The Company has signed a note receivable for $82,500, which represents the balance owed the Company under the licensing agreement. The note bears interest at prime and is due on October 31, 2000 or earlier upon the closing of an equity offering.


NET OPERATING LOSS CARRY-FORWARDS

The Company has net operating loss carry-forwards for Federal Income Tax purposes of approximately $3,200,000, which begin to expire in the year 2001. The ability of the company to utilize the NOL is not probable at June 30, 1998 and therefore, no benefit has been recorded.

PART II.         OTHER INFORMATION

  Item 1.        Legal proceedings.
                 None

  Item 2.        Changes in Securities.
                 None

  Item 3.        Defaults upon Senior Securities.
                 None

  Item 4.        Submission of Matters to a Vote of Security Holders.
                 None

  Item 5.        Other Information
                 None

  Item 6.        Exhibits
                 None

                                  Signaturers

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Transpirator Technologies, Inc.

                                       By: /s/ Raymond J. Romano
                                          -------------------------------------
Date: August 8, 2000                           Raymond J. Romano