Form 10QSB
period 2000-09-30
TRANSPIRATOR TECHNOLOGIES INC /DE/
filed 2000-11-14
CIK 810691

===============================================================================




                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10- QSB


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES ACT OF 1934


               For the quarterly period ended September 30, 2000


                         Commission File number 0-15654




                        TRANSPIRATOR TECHNOLOGIES. INC.
                        -------------------------------
        Exact Name of Small Business Issuer as Specified in its Charter


           DELAWARE                                             22-2789408
           --------                                             ----------
State or Other Jurisdiction of                               I.R.S. Employer
Incorporation or Organization                             Identification Number


            850 - 870 U.S. HWY #1 NORTH BRUNSWICK, NEW JERSEY 08902
            -------------------------------------------------------
                    (Address of Principal Executive Offices)


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

                            [ ] Yes           [X] No


As of November 1, 2000 the Registrant had 3,245,950 shares of common stock, $.0001 par value, outstanding.

Transitional Small Business Disclosure format:  [ ] Yes          [X] No


===============================================================================

                                     INDEX




                                                                       Page No.
                                                                       --------

Part I:  Financial Information

Item 1.  Financial Statements:

Balance Sheets as of September 30, 2000 (Unaudited)                        3

Statements of Operations, Three Months Ended
      September 30, 2000 (Unaudited) and Three Months
      Ended September 30, 1999 (Unaudited)                                 4

Statements of Cash Flows,  Three Months Ended
      September 30, 2000 (Unaudited) and Three Months
      Ended September 30, 2000 (Unaudited)                                 5

Notes to Financial Statements                                              6

Item 2.  Management's Plan of Operation                                    7

         Part II: Other Information                                        8

                  Item 1.  Legal Proceedings                               8

                  Item 2.  Change in Securities                            8

                  Item 3.  Defaults Upon Senior Securities                 8

                  Item 4.  Submission of Matters to a Vote
                               of  Security Holders                        8

                  Item 5.  Other Information                               8

                  Item 6.  Exhibits and Reports on Form 8-K                8

Signatures                                                                 9

                        TRANSPIRATOR TECHNOLOGIES, INC.
                                 BALANCE SHEETS
                                     AS OF


                                                                          SEPTEMBER 30,       MARCH 31,
                                                                               2000             2000
                                                                           -----------       -----------
                                                                            UNAUDITED

                      ASSETS
Current Assets:
  Cash                                                                     $    47,036       $    58,126
  Royalties and interest receivable                                             86,213            74,166
                                                                           -----------       -----------
   Total Current Assets:                                                       133,249           132,292

Patents, Net                                                                        --                --
                                                                           -----------       -----------

   Total Assets                                                            $   133,249       $   132,292
                                                                           ===========       ===========


       LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued expenses                                    $    28,235       $    23,818
  Notes payable - related parties                                               29,750            29,750
                                                                           -----------       -----------
     Total Current Liabilities                                                  57,985            53,568
                                                                           -----------       -----------


Related party transactions (notes 2 and 3)

Stockholders' Equity:
 Preferred stock, $.10 par value - 1,000,000 shares
  authorized, none outstanding
 Common Stock , $.10 par value - 3,500,000 shares authorized,
  3,245,950 issued and outstanding at September 30 and March 31, 2000           32,460            32,460
 Additional paid-in capital                                                  3,593,897         3,593,897
 Retained Earnings                                                          (3,551,093)       (3,547,633)
                                                                           -----------       -----------
   Total Stockholders Equity                                                    75,264            78,724
                                                                           -----------       -----------

Total Liabilities and Stockholders Equity                                  $   133,249       $   132,292
                                                                           ===========       ===========




The accompanying notes are an integral part of these financial statements

                        TRANSPIRATOR TECHNOLOGIES, INC.
                            STATEMENT OF OPERATIONS
                                  (UNAUDITED)


                                                            Three Months Ended                 Six Months Ended
                                                               September 30,                     September 30,
                                                       ----------------------------      -----------------------------
                                                           2000             1999            2000               1999
                                                       -----------       ----------      -----------       -----------

Revenue                                                $        --       $   25,000      $     8,334       $    45,833

General and administrative expenses                          4,223           14,319           14,466            46,311
                                                       -----------       ----------      -----------       -----------
      Income (loss) from operations                         (4,223)          10,681           (6,132)             (478)

Interest net                                                (3,192)             521           (2,672)            1,041
                                                       -----------       ----------      -----------       -----------

Net earnings (loss)                                    $    (1,031)      $   10,160      $    (3,460)      $    (1,519)
                                                       ===========       ==========      ===========       ===========

Basic and diluted earnings (loss)  loss per share      $    (0.000)      $    0.003      $    (0.001)               (0)
                                                       ===========       ==========      ===========       ===========
Weighted average number of shares outstanding for
   basic and diluted earnings per share                  3,245,950        3,220,126        3,245,950         3,220,126
                                                       ===========       ==========      ===========       ===========




The accompanying notes are an intergral part of these financial statements .

                        TRANSPIRATOR TECHNOLOGIES, INC.
                            STATEMENT OF CASH FLOWS
                                  (UNAUDITED)


                                                                Six months ended
                                                                 September 30,
                                                            -----------------------
                                                              2000           1999
                                                            --------       --------

Cash Flows from operating activities:
         Net  loss                                          $ (3,460)      $ (1,519)
         Adjustments to reconcile net earnings (loss)
           to net cash provided by (used in) operating
           activities:
                  Common stock issues for services                           23,500
                  Amortization                                    --          5,906
                  Increase in accounts receivable            (12,047)       (20,833)
                  Increase in accounts payable                 4,417          7,040
                                                            --------       --------
                  Net cash provided by(used in)
                    operations                                (7,630)        15,613
                                                            --------       --------

Net increase (decrease) in cash                              (11,090)        14,094

Cash at beginning of the year                                 58,126         14,820
                                                            --------       --------

Cash at September 30, 2000 and 1999                         $ 47,036       $ 28,914
                                                            ========       ========

Supplemental Disclosures of Cash Flow Information:

Interest(Income) Expense                                    $ (2,672)      $  1,041
                                                            ========       ========

Common stock issued for services                            $     --       $ 23,500
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

THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2000 VERSUS THREE AND SIX MONTHS ENDED SEPTEMBER 30, 1999

There were no revenues for the three months ended September 30, 2000 because the licensee of its technology has not yet launched its initial products. The $25,000 and $45,833 of royalty income for the three and six months ended September 30, 1999 was the result of minimum royalties due for those respective periods. The royalty agreement signed in May of 1997 provides for minimum royalties for three years from the signing of the agreement in the amounts of $25,000, $50,000 and $100,000 respectively. The agreement provides for royalties from the sale of products developed from use and further enhancements of the patents. The royalty agreement also provides an option for the patents to be purchased for $2,000,000. The licensee has informed the Company that its product should be commercially available sometime in the forth quarter of calendar 2000. There is no assurance that the licensee's product will be commercially viable and that the Company will receive additional royalties under this licensing agreement.

General and administrative expenses decreased $10,096 for the three months ended September 30, 2000 and $31,845 for the six months ended September 30, 2000 versus September 30, 1999. This decrease is the result of the fact that the patents were fully amortized at March 31, 2000 and therefore no amortization exists in 2000. Additionally, in the September 1999 period the Company issued $23,500 in stock for services rendered. Most if not all of the Company's expenses relate to the filing of the annual report on Form 10- K, and the employment agreements that provide for aggregate salary of $1,000 per month through August 2001. It is expected that this trend will continue for the foreseeable future.

STATEMENT OF CASH FLOWS

Net cash used in operations of $7,630 for the six months ended September 30, 2000 was the result of an increase of $12,047 in royalties receivable, $3,460 net loss for the period offset by an increase in accounts payable of $4,417. The net increase in cash in 1999 was the result of third year minimum royalties due under its licensing agreement, the issuance of Common Stock for services offset by increases in accounts receivable and payable and the net loss.

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

The Company has signed a note receivable for $82,500 with interest at 9%, which represents the balance owned the Company under the licensing agreement. The note was due on October 31, 2000. The Company is in the process of extending this note for an additional 90 days to enable the licensee to complete a private equity funding.

NET OPERATING LOSS CARRYFORWARDS

The Company has net operating loss carryforwards for Federal Income Tax purposes of approximately $3,200,000, which begin to expire in the year 2001. The ability of the company to utilize the NOL is not probable at June 30, 1998 and therefore, no benefit has been recorded.

PART II.      OTHER INFORMATION

 Item 1.      Legal proceedings.
              None
 Item 2.      Changes in Securities.
              None
 Item 3.      Defaults upon Senior Securities.
              None
 Item 4.      Submission of Matters to a Vote of Security Holders.
              None
 Item 5.      Other Information
              None
 Item 6.      Exhibits
              (a)  Exhibits

NUMBER        EXHIBIT
------        -------

27            Financial Data Schedule (For SEC Use Only)

                                  SIGNATURERS



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Transpirator Technologies, Inc.

                                           By: /s/ Raymond J. Romano
                                              ---------------------------------
Date:  November 10, 2000                           Raymond J. Romano