Form 10QSB
period 2000-12-31
TRANSPIRATOR TECHNOLOGIES INC /DE/
filed 2001-02-15
CIK 810691

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                             SECURITIES ACT OF 1934

                For the quarterly period ended December 31, 2000

                         Commission File number 0-15654

                         TRANSPIRATOR TECHNOLOGIES. INC.
--------------------------------------------------------------------------------
         Exact Name of Small Business Issuer as Specified in its Charter

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

                  ( ) Yes                        (X) No

As of February 13, 2001 the Registrant had 3,245,950 shares of common stock, $.0001 par value, outstanding.

Transitional Small Business Disclosure format: ( ) Yes      (X) No

                                      INDEX

Part I:  Financial Information


                                                                    Page No.

Item 1.  Financial Statements:

Balance Sheets as of December 31, 2000 (Unaudited)                     3

Statements of Operations, Three and Nine Months Ended
      December 31, 2000 (Unaudited) and Three and Nine Months
      Ended December 31, 1999 (Unaudited)                              4

Statements of Cash Flows. Nine Months Ended
      December 31, 2000 (Unaudited) and Nine Months
      Ended December 31, 1999 (Unaudited)                              5

Notes to Financial Statements                                          6

Item 2.  Management's Plan of Operation                                7

         Part II: Other Information                                    8

                  Item 1. Legal Proceedings                            8

                  Item 2. Change in Securities                         8

                  Item 3. Defaults Upon Senior Securities              8

                  Item 4.  Submission of Matters to a Vote
                             of Security Holders                       8

                  Item 5. Other Information                            8

                  Item 6. Exhibits and Reports on Form 8-K             8

Signatures                                                             9

                         TRANSPIRATOR TECHNOLOGIES, INC.
                                 BALANCE SHEETS
                                      AS OF

                                                                                 DECEMBER 31,       MARCH 31,
                                                                                     2000              2000
                                                                                 ------------      ------------
                                                                                  UNAUDITED

                         ASSETS
Current Assets:
  Cash                                                                           $     45,740      $     58,126
  Royalties and interest receivable                                                    88,069            74,166
                                                                                 ------------      ------------
   Total Current Assets:                                                              133,809           132,292

Patents, Net                                                                               --                --
                                                                                 ------------      ------------

   Total Assets                                                                  $    133,809      $    132,292
                                                                                 ============      ============

        LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued expenses                                          $     34,756      $     23,818
  Notes payable - related parties                                                      29,750            29,750
                                                                                 ------------      ------------
     Total Current Liabilities                                                         64,506            53,568
                                                                                 ------------      ------------

Related party transactions (notes 2 and 3)

Stockholders' Equity:
 Preferred stock, $.10 par value - 1,000,000 shares
  authorized, none outstanding
 Common Stock, $.10 par value - 3,500,000 shares authorized,
  3,245,950 issued and outstanding at September 30 and March 31, 2000                  32,460            32,460
 Additional paid-in capital                                                         3,593,897         3,593,897
 Retained Earnings                                                                 (3,557,054)       (3,547,633)
                                                                                 ------------      ------------
   Total Stockholders Equity                                                           69,303            78,724
                                                                                 ------------      ------------

Total Liabilities and Stockholders Equity                                        $    133,809      $    132,292
                                                                                 ============      ============

The accompanying notes are an integral part of these financial statements

                     TRANSPIRATOR TECHNOLOGIES, INC.
                         STATEMENT OF OPERATIONS
                               (UNAUDITED)

                                                                   Three Months Ended                  Nine Months Ended
                                                                      December 31,                        December 31,
                                                             ------------------------------      ------------------------------
                                                                 2000              1999              2000               1999
                                                             ------------      ------------      ------------      ------------

Revenue                                                      $         --      $     25,000      $      8,334      $     70,833

General and administrative expenses                                 7,296             6,097            21,762            52,408

                                                             ------------      ------------      ------------      ------------
      Income (loss) from operations                                (7,296)           18,903           (13,428)           18,425

Interest net                                                       (1,335)              520            (4,007)            1,561
                                                             ------------      ------------      ------------      ------------
Net earnings (loss)                                          $     (5,961)     $     18,383      $     (9,421)     $     16,864
                                                             ============      ============      ============      ============

Basic and diluted earnings (loss) loss per share             $     (0.002)     $      0.006      $     (0.003)     $      0.005
                                                             ============      ============      ============      ============

Weighted average number of shares outstanding for
   basic and diluted earnings per share                         3,245,950         3,220,126         3,245,950         3,220,126
                                                             ============      ============      ============      ============

The accompanying notes are an integral part of these financial statements.

                         TRANSPIRATOR TECHNOLOGIES, INC.
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                         Nine months ended
                                                                            December 31,
                                                                       ----------------------
                                                                         2000          1999
                                                                       --------      --------

Cash Flows from operating activities:
              Net (loss) income                                        $ (9,421)     $ 16,864
              Adjustments to reconcile net earnings (loss)
                to net cash provided by (used in) operating
                activities:
                          Common stock issues for services                             23,500
                          Amortization                                       --         8,858
                          Increase in accounts receivable               (13,903)      (45,833)
                          Increase in accounts payable                   10,938        10,560
                                                                       --------      --------
                          Net cash provided by(used in)
                            operations                                   (2,965)       (2,915)
                                                                       --------      --------

Net increase (decrease) in cash                                         (12,386)       13,949

Cash at beginning of the year                                            58,126        14,820
                                                                       --------      --------

Cash at December 31, 2000 and 1999                                     $ 45,740      $ 28,769
                                                                       ========      ========

Supplemental Disclosures of Cash Flow Information:

Interest(Income) Expense                                               $ (4,007)     $  1,041

Common stock issued for services                                       $     --      $ 23,500

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

THREE AND NINE MONTHS ENDED DECEMBER 31, 2000 VERSUS THREE AND NINE MONTHS ENDED DECEMBER 31, 1999

There were no revenues for the three months ended December 31, 2000 because the licensee of its technology has not yet launched its initial products. The $25,000 and $70,833 of royalty income for the three and nine months ended December 31, 1999 was the result of minimum royalties due for those respective periods. The royalty agreement signed in May of 1997 provides for minimum royalties for three years from the signing of the agreement in the amounts of $25,000, $50,000 and $100,000 respectively. The agreement provides for royalties from the sale of products developed from use and further enhancements of the patents. The royalty agreement also provides an option for the patents to be purchased for $2,000,000. The licensee has informed the Company that its product should be commercially available sometime in the month of March 2001. There is no assurance that the licensee's product will be commercially viable and that the Company will receive additional royalties under this licensing agreement.

General and administrative expenses decreased $10,096 for the three months ended September 30, 2000 and $14,466 for the nine months ended December 31, 2000 versus December 31, 1999. This decrease is the result of the fact that the patents were fully amortized at March 31, 2000 and therefore no amortization exists in 2000. Additionally, in the December 1999 period the Company issued $23,500 in stock for services rendered. Most if not all of the Company's expenses relate to the filing of the annual report on Form 10-K, and the employment agreements that provide for aggregate salary of $1,000 per month through August 2001. It is expected that this trend will continue for the foreseeable future.

STATEMENT OF CASH FLOWS

Net cash used in operations of $12,386 for the nine months ended December 31, 2000 was the result of an increase of $13,903 in royalties and interest receivable, $9,421 net loss for the period offset by an increase in accounts payable of $10,938. The net increase in cash in 1999 was the result of third year minimum royalties due under its licensing agreement, the issuance of Common Stock for services offset by increases in accounts receivable and payable and the net loss.

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

The Company has signed a note receivable for $82,500 with interest at 9%, which represents the balance owned the Company under the licensing agreement. The note was due on October 31, 2000 but extended by the Company until October 31, 2001 to enable the licensee to complete a private equity funding.

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

                                             Transpirator Technologies, Inc.


                                             By:  /s/ Raymond J. Romano
                                                --------------------------------
Date: February 14, 2001                               Raymond J. Romano