Form 10KSB
period 2001-03-31
TRANSPIRATOR TECHNOLOGIES INC /DE/
filed 2001-08-01
CIK 810691

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                                 (FEE REQUIRED)

For the Fiscal Year Ended                                        Commission File
      March 31, 2001                                              Number 0-15654
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

             8 Nathan Drive
    North Brunswick, New Jersey                                            18902
----------------------------------------                              ----------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, with area code 732-297-4468
                                              ------------

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

                Yes    [X]                         No    [ ]

On June 15, 2001 the aggregate market value of the voting stock of Transpirator Technologies, Inc. held by nonaffiliates of the registrant was approximately $443,803 based upon the average bid and asked prices of such common stock on said date as reported by NASDAQ. On such date, there were 3,245,950 shares of common stock of the registrant outstanding.

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

In May of 1997, the Company entered into a licensing agreement ("Licensing Agreement") with Vapotherm, Inc. formally known as Healthcare Quality Solutions, Inc., a Maryland corporation (the "Licensee"). The Licensee has completed development and has received FDA approval of a new version of its product. The Licensee has the option to purchase the Company's technology for 2 million dollars. The Licensee has paid $92,500 in cash and $82,500 by delivery of a promissory note representing $175,000 in minimum royalties due under the licensing agreement. Additional royalties are to be paid to the Company for sales of products equal to 2.5-10% of gross sales, depending upon the product and the total gross sales amounts for the year. The agreement can be terminated at the discretion of the licensee and by giving 30 days notice.

Vapotherm, Inc. has received FDA approval for its initial device, the Vapotherm(TM) 2000I which it started shipping in April 2001. The device uses membrane technology in circulating warm water to saturate a stream of air/oxygen at or near 100% humidity. The stream is delivered directly into the nasal passages through a high flow nasal cannula at flow rates of 40 liters per minute at temperatures between 34(degree)C and 43(degree)C. The device has broad applications across numerous respiratory indications including but not limited to Chronic Obstructive Pulmonary Disease, asthma, allergic and atrophic rhinitis, chronic sinusitis and cystic fibrosis. The device sells for $2,000 and it rents for $100 per month. To date, private insurers have reimbursed the providers for as much as $250 per month under a miscellaneous pulmonary category.

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

CONTRACTS

The Licensing Agreement is for the licensing of United States Patent No. 4,773,410 issued September 27, 1988 ("Patent"). This Patent is the method and apparatus for the treatment of the respiratory track with vapor-phase water. The licensee is responsible for the payment of fees on the Patent. Licensee has agreed to spend time, money and effort at no set amount to develop and market new and/or improved respiratory therapy units for the human market which may or may not incorporate the Patent; ("New Products") and which New Products will be the sole property of Licensee. For sales of products developed by the Licensor, Licensee shall pay an annual royalty as follows:

a)  Ten percent (10%) of gross sales up to one million dollars ($1,000,000)
b) Seven percent (7%) of gross sales from one million and one dollar to two million dollars ($2,000,000)
c)  Five percent (5%) of gross sales above two million dollars ($2,000,000) and
d) 50% of the above commission rate to be paid on membrane cartridges sold separately.

For sales of New Products the Licensor shall receive annual royalties as follows:

a)  Five percent (5%) of gross sales up to one million dollars ($1,000,000)
b) Three and one half percent (3.5%) of gross sales from one million and one dollar ($1,000,001) to two million dollars ($2,000,000)
c) Two and one half percent (2.5%) of gross sales above two million dollars ($2,000,000) and
d) 50% of the above commission rate to be paid on membrane cartridges sold separately.

The minimum to be paid for all products is $50,000 for the year ended March 31, 1999 and $100,000 for the year ended March 31, 2000. The Licensee has advised management that it is continuing development of New Products and patents are in process. Management expects the first royalty check for new products in the first quarter of fiscal 2002.

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

EMPLOYEES

At March 31, 2001, the Company had no full-time employees.

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

RESULTS OF OPERATIONS

FISCAL 2001 AS COMPARED TO FISCAL 2000 AND 1999

The following discussion and analysis should be read in conjunction with the Company's financial statements and the notes thereto included in Part II, Item 7 of this report.

There were no royalties earned for fiscal year 2001 other than the balance of the minimum royalties due of $8334. For fiscal year 2000, the Company had royalty income of $95,833 as compared to royalty income of $47,916 in 1998. This income is pursuant to a royalty agreement signed in May 1997. The royalty agreement provides for minimum royalties for three years from the signing of the agreement in the amounts of $25,000, $50,000 and $100,000. The agreement provides for royalties on a percentage basis from the sale of products developed from use and further enhancement of the patents. The royalty agreement also provides an option for the patents to be purchased for $2,000,000.

Selling, general and administrative expenses were $29,225 in 2001 consisting mostly of an accrual for officers compensation of $12,000, register and transfer fees of $7,500 and accounting and audit fees of approximately $7,000. The expenses incurred in fiscal 2000 and 1999 were relatively consistent and included common stock issued for services in the amount of $23,500 and $7,500 respectively and amortization of patents in the amounts of $11,811 and $5,332 respectively.

LIQUIDITY AND CAPITAL RESOURCES

Statement of Cash Flows

Net cash used in operations in fiscal 2001 amounted to $13,345 compared to net cash provided from operations of $43,306 for fiscal 2000. The decrease in cash from operations was principally due to the completion of minimum royalties received under its licensing agreement with Vapotherm, Inc.

LIQUIDITY

The Company's annual and quarterly operating results will be affected by a number of factors. The Company expects to receive in October $82,500 representing the balance of minimum royalty payments due under its licensing agreement. Additionally, the Company will incur legal, accounting, printing and other costs associated with keeping its financial records current with the SEC. At the same time, the Company has employment agreements with two officers for salaries of $1,000 per month for 36 months which began in August, 1998. The Company expects increased liquidity from royalty payments in excess of the operating expenses.

NET OPERATING LOSS CARRY FORWARDS

As of March 31, 2000, the Company had a net operating loss ("NOL") for Federal Income Tax purposes of approximately $2,985,000, which begin to expire in 2001. The ability of the Company to utilize the NOL is not probable at March 31, 2001 and therefore, no benefit has been recorded.

ITEM 7. FINANCIAL STATEMENTS

The response to this item is incorporated by reference to pages F1 - F11 herein.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The directors and executive officers of the Company are as follows:

                                                                     DIRECTOR
     NAME              AGE        POSITIONS                           SINCE
     ----              ---        ------------                       --------
Raymond Romano         49         Chairman of the Board,
                                  Chief Executive Officer and
                                  Director                             1985

John Porcella          50         President and Director               1985

John Signorelli        58         Director                             1987

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

ITEM 10. EXECUTIVE COMPENSATION

The Company paid compensation in the form of a stock grant of $7,500 each to Raymond Romano, Chief Executive Officer, John Porcella, President and John Signorelli, a director, for the fiscal year ended March 31, 2000. Additionally, the Company has employment agreements with each officer. The employment agreements commenced August 1, 1998 and provide for the payment of an aggregate salary of $1,000 per month for 36 months. To date, the Company has accrued $32,000 of compensation under these agreements.

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

The following table sets forth certain information as of June 30, 2000 with respect to each officer, director, all directors as a group, and the persons (including and "group" as that term is used in section 13(d)(3) of the Securities Exchange Act of 1934. known by the Corporation's voting securities:

        --------------------------------------------------------------------------------------------------------
                                                                                   Amount of and
                                                                                     Nature of
                                             Name and Address                        Beneficial       Title of
           Title of Class                   of Beneficial Owner                      Ownership          Class
        --------------------------------------------------------------------------------------------------------
        Common Stock, $.01
           par value                  Oxygen Enrichment Company, Ltd.
                                      See Description of Business General
                                      for additional information                      812,500           25.00%
        --------------------------------------------------------------------------------------------------------
                                      Raymond J. Romano
                                      850-870 US Highway 1
                                      North Brunswick, NJ 08902                       364,000           11.21%
        --------------------------------------------------------------------------------------------------------
                                      John E. Porcella
                                      850-870 US Highway 1
                                      North Brunswick, NJ 08902                       285,000            8.78%
        --------------------------------------------------------------------------------------------------------
                                      John J. Signorelli
                                      850-870 US Highway 1
                                      North Brunswick, NJ 08902                       230,000            7.09%
        --------------------------------------------------------------------------------------------------------
                                      All Officers, directors as a
                                      group (3 persons)                               879,000           27.08%
        --------------------------------------------------------------------------------------------------------

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


23.1     Consent of Accountants

99.1     Letter of Independence

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


/s/ Raymond J. Romano
--------------------------------------------
Raymond J. Romano
Chairman and Chief Executive Officer
July 20, 2001

/s/ John E. Porcella
--------------------------------------------
John E. Porcella
President
July 20, 2001

Directors:


/s/ Raymond J. Romano
--------------------------------------------
Raymond J. Romano
July 20, 2001

/s/ John E. Porcella
--------------------------------------------
John E. Porcella
July 20, 2001

/s/ John Signorelli
--------------------------------------------
John Signorelli
July 20, 2001

                          INDEX TO FINANCIAL STATEMENTS

                         TRANSPIRATOR TECHNOLOGIES, INC.



AUDITED FINANCIAL STATEMENTS

Independent Auditors' Report..................................................F-2

Balance Sheets, March 31, 2001 and 2000 ......................................F-3

Statements of Operations for the Years Ended
         March 31, 2001 and 2000..............................................F-4

Statements of Changes in Stockholders' Equity for the
         Years Ended March 31, 2001 and 2000..................................F-5

Statements of Cash Flows for the Years Ended
         March 31, 2001 and 2000 .............................................F-6

Notes to Financial Statements for the Years
         Ended March 31, 2001 and 2000.................................F-7 - F-11

                          INDEPENDENT AUDITORS' REPORT


Stockholders and Board of Directors of
Transpirator Technologies, Inc
North Brunswick, New Jersey:

We have audited the accompanying balance sheets of Transpirator Technologies, Inc., (the "Company") at March 31, 2001 and 2000 and the related statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at March 31, 2001 and 2000, and the results of its operations and its cash flows for each of the years then ended in conformity with generally accepted accounting principles.


                                        BRIMMER, BUREK & KEELAN LLP




                                        Certified Public Accountants


June 29, 2001

                         TRANSPIRATOR TECHNOLOGIES, INC.

                                 BALANCE SHEETS

                                                                               MARCH 31,
                                                                      ----------------------------
                                                                         2001             2000
                                                                      -----------      -----------
    ASSETS

Current assets:
    Cash                                                              $    44,781      $    58,126
    Royalties receivable                                                   82,500           74,166
    Other current assets                                                    1,730               --
                                                                      -----------      -----------

       Total current assets                                               129,011          132,292
                                                                      -----------      -----------

       Total                                                          $   129,011      $   132,292
                                                                      ===========      ===========

    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued expenses                             $    34,780      $    23,818
    Notes payable - related parties                                        29,750           29,750
                                                                      -----------      -----------

       Total current liabilities                                           64,530           53,568
                                                                      -----------      -----------

Related party transactions (Note 2 and 3)

Stockholders' equity:
    Preferred stock, $.10 par value - 1,000,000 shares authorized
       none outstanding                                                        --               --
    Common stock, $0.01 par value, 3,500,000 shares authorized;
       3,245,950 shares issued and outstanding in 2001 and
       2000, respectively                                                  32,460           32,460
    Additional paid-in capital                                          3,593,897        3,593,897
    Accumulated deficit                                                (3,561,876)      (3,547,633)
                                                                      -----------      -----------

       Total stockholders' equity                                          64,481           78,724
                                                                      -----------      -----------

       Total                                                          $   129,011      $   132,292
                                                                      ===========      ===========









The accompanying notes are an integral part of the financial statements.

                         TRANSPIRATOR TECHNOLOGIES, INC.

                            STATEMENTS OF OPERATIONS

                                                            YEARS ENDED MARCH 31,
                                                        ----------------------------
                                                            2001            2000
                                                        -----------      -----------
Revenue                                                 $     8,334      $    95,833

General and administrative expenses                          29,225           59,005
                                                        -----------      -----------

    Income (loss) from operations                           (20,891)          36,828

Interest income (expense)                                     6,648           (2,082)
                                                        -----------      -----------

    Net earnings (loss)                                 $   (14,243)     $    34,746
                                                        ===========      ===========

Basic and diluted earnings (loss) per share                   (.004)            .011
                                                        ===========      ===========

Weighted-average number of shares outstanding
    for basic and diluted earnings (loss) per share       3,245,950        3,245,950
                                                        ===========      ===========

















The accompanying notes are an integral part of the financial statements.

                      TRANSPIRATOR TECHNOLOGIES, INC.

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                   FOR THE YEARS ENDED MARCH 31, 2001 AND 2000


                                              COMMON STOCK
                                             .01 PAR VALUE          ADDITIONAL                       TOTAL
                            PREFERRED     --------------------       PAID-IN       ACCUMULATED   STOCKHOLDERS'
                              STOCK       SHARES        AMOUNT       CAPITAL         DEFICIT         EQUITY
                            ---------     ------        ------       -------         -------         ------
Balance at March 31, 1998       --       2,625,950     $ 26,260     $3,569,097     $(3,568,554)     $ 26,803

Net loss                        --              --           --             --         (13,825)      (13,825)

Common stock issued for
  services                      --         150,000        1,500          6,000              --         7,500
                              ----       ---------     --------     ----------     -----------      --------

Balance at March 31, 1999       --       2,775,950       27,760      3,575,097      (3,582,379)       20,478

Net earnings                    --              --           --             --          34,746        34,746

Common stock issued for
  services                      --         470,000        4,700         18,800              --        23,500
                              ----       ---------     --------     ----------     -----------      --------

Balance at March 31, 2000       --       3,245,950       32,460      3,593,897      (3,547,633)       78,724

Net loss                        --              --           --             --         (14,243)      (14,243)
                              ----       ---------     --------     ----------     -----------      --------

Balance at March 31, 2001       --       3,245,950     $ 32,460     $3,593,897     $(3,561,876)     $ 64,481
                              ====       =========     ========     ==========     ===========      ========














The accompanying notes are an integral part of the financial statements.

                         TRANSPIRATOR TECHNOLOGIES, INC.

                            STATEMENTS OF CASH FLOWS

                                                                      YEARS ENDED MARCH 31,
                                                                      ----------------------
                                                                        2001          2000
                                                                      --------      --------
Cash flows from operating activities:
    Net earnings (loss)                                               $(14,243)     $ 34,746
       Adjustments to reconcile net earnings (loss) to net
          cash provided by (used in) operating activities:
          Common stock issued for services - legal expenses                 --        22,500
          Common stock issued for services - Directors fees                 --         1,000
          Amortization                                                      --        11,811
       (Increase) decrease in:
          Royalties receivable                                          (8,333)      (40,833)
          Other current assets                                          (1,729)           --
          Accounts payable and accrued expenses                         10,960        14,082
                                                                      --------      --------

              Net cash provided by (used in) operating activities      (13,345)       43,306
                                                                      --------      --------

Net increase (decrease) in cash                                        (13,345)       43,306

Cash at beginning of year                                               58,126        14,820
                                                                      --------      --------

Cash at end of year                                                   $ 44,781      $ 58,126
                                                                      ========      ========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest Paid                                                         $     --      $     --
                                                                      ========      ========


Common stock issued for services                                      $     --      $ 23,500
                                                                      ========      ========











The accompanying notes are an integral part of the financial statements.

                         TRANSPIRATOR TECHNOLOGIES, INC.

                          NOTES TO FINANCIAL STATEMENTS
                           AT MARCH 31, 2001 AND 2000


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

                                                                     (continued)

                         TRANSPIRATOR TECHNOLOGIES, INC.

(1) DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING PRINCIPLES, CONTINUED

    PATENTS. Amortization of patent costs is based upon the royalty income as a percentage of projected minimum royalties under the terms of the Human Unit royalty agreement commencing in the fiscal year ended March 31, 1998. Amortization expense totaled $-0- and $11,811 for the years ended March 31, 2001 and 2000, respectively.

    BASIC AND DILUTED EARNINGS (LOSS) PER SHARE. Basic and diluted earnings
       (loss) per share were computed based on the weighted average number of common shares outstanding during the period. There were no Diluted Potential Common Shares outstanding during the years ended March 31, 2001 and 2000.

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

     ACCOUNTING REQUIREMENTS. Financial Accounting Standards 130 - Reporting
       Comprehensive Income establishes standards for reporting comprehensive income. The Standard defines comprehensive income as the change in equity of an enterprise except those resulting from stockholder transactions. All components of comprehensive income are required to be reported in a new financial statement that is displayed with equal prominence as existing financial statements. The company had no comprehensive income in the years ended March 31, 2001 and 2000.

    FAIR VALUE OF FINANCIAL INSTRUMENTS. The Company, in estimating its fair value disclosures for financial instruments, uses the following methods and assumptions:

         CASH, ROYALTIES RECEIVABLE AND ACCRUED EXPENSES: The carrying amounts reported in the balance sheet for cash, royalties receivable and accrued expenses approximate their fair value due to the relatively short maturity.

(2) NOTES PAYABLE - RELATED PARTIES

    Notes payable - related parties consists of the following:

                                                                                 MARCH 31,
                                                                        -------------------------
                                                                            2001           2000
                                                                        ----------     ----------
          7% notes payable to related parties payable on demand         $   29,750     $   29,750
                                                                        ==========     ==========



                                                                     (continued)

                         TRANSPIRATOR TECHNOLOGIES, INC.

(3) RELATED PARTY TRANSACTIONS

    The Company conducts its operations at the office facilities of an officer of the Company at no cost. During fiscal 1998, the Company entered into employment agreements with two officers of the company. The employment agreements commenced August 1, 1998 and provide for the payment of an aggregate salary of $1,000 per month for 36 months. Included in accrued expenses is an amount of $12,000 which is officers' salary accrual for the years ended March 31, 2001 and 2000.

    The Board of Directors approved the payment of 450,000 shares of common stock to the three directors of the Company for services valued at $22,500 for the year ended March 31, 2000. The Board of Directors also approved the payment of 20,000 shares of common stock for legal services valued at $1,000. These items have been included in general and administrative expenses in the accompanying statements of operations for the year ended March 31, 2000.

(4) STOCK OPTION PLAN

    The Company has a stock option plan whereby key full or part-time employees are eligible to receive Incentive Stock Options (ISO) and Nonqualified Stock Options and certain directors are eligible to receive nonqualified stock options. The plan provides for awarding options for a minimum of 450,000 shares of the Company's common stock at an exercise price not less than fair market value at the date of the grant. Options are nontransferable and expire within ten years from the date of grant. The period for which options are exercisable is determined by the Board of Directors, however, in no event can options designated as an ISO vest more than $100,000 in any one year, determined at the time of grant. At March 31, 2001 and 2000, no options are issued or outstanding. The plan has been extended through May 17, 2008.

(5) ROYALTY LICENSING AGREEMENT

    The Company entered into a royalty license agreement with a unrelated party on May 17, 1997. The agreement provides for the payment of royalties based on sales of the Human Unit products. The agreement provides for the payment of minimum royalty payments of $25,000, $50,000 and $100,000 for the fiscal years ended March 31, 1998, 1999 and 2000, respectively. The royalty being accounted for from the date of the contract which was signed on May 17, 1997. In addition, the agreement provides for the payment of royalties based on the percentage of sales of products ranging from 5% to 10% on existing Human Unit products and 2.5% to 5% for sales of newly developed Human Unit products. The agreement provides the licensee with the option to purchase the patents subject to the licensing agreement for $2,000,000. The agreement can be cancelled by the licensee at any time by giving the Company thirty days written notice of termination. The Company received $55,000 during the year ended March 31, 2000. A royalty receivable of $82,500 and $74,166 is included in the years ended March 31, 2001 and 2000, respectively. The royalty receivable was converted to a promissory note in June 2000. The unpaid principal and interest will be payable in full on October 31, 2001.


                                                                     (continued)

                         TRANSPIRATOR TECHNOLOGIES, INC.

(5) ROYALTY LICENSING AGREEMENT, CONTINUED

    The Company has also entered into a technology licensing agreement with respect to the Equine Unit. The agreement expires January 25, 2010. The agreement provides for the payment of $200 for each Equine Unit produced by the licensee. During the three year period ended March 31, 2001, the Company has not received any payments with respect to this agreement because no Equine Units have been produced by the licensee.

(6) INCOME TAXES

    The tax effects of temporary differences that give rise to significant portions of the deferred tax asset are presented below:

                                                                             AT MARCH 31,
                                                                    ----------------------------
                                                                       2001              2000
                                                                    -----------       ----------
             Deferred tax assets:
                  Net operating loss carryforwards                  $ 1,179,540       $1,205,750
                  General business credit carryforwards                   2,739            2,739
                  Amortization                                               --            3,943
                                                                    -----------       ----------

                  Total gross deferred tax assets                     1,182,279        1,212,432

             Less valuation allowance                                (1,182,279)      (1,212,432)
                                                                    -----------       ----------

                  Net deferred tax assets                           $        --       $       --
                                                                    ===========       ==========

     A valuation allowance has been established to reduce the deferred tax assets to an amount that management believes will ultimately be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that temporary differences and carryforwards are expected to be available to reduce taxable income. With respect to the resulting deferred tax assets at March 31, 2001 and 2000, based on the Company's history of operating earnings and expectations for the future, management believes sufficient uncertainty exists regarding the realizability of these items that a valuation allowance is required.



                                                                     (continued)

                         TRANSPIRATOR TECHNOLOGIES, INC.

6) INCOME TAXES, CONTINUED

     At March 31, 2001, the Company has net operating loss carryforwards for tax reporting purposes totaling approximately $2,984,090. These carryforwards will expire in the following fiscal years:

             FISCAL YEAR                               AMOUNT
             -----------                               ------
             2002                                    $  352,000
             2003                                       926,000
             2004                                     1,468,000
             2005                                       204,000
             2007                                         7,000
             2008                                         4,000
             2009                                        13,000
             2010                                         2,000
             2011                                         2,000
             2012                                         6,000
             2013                                            90
                                                     ----------
                                                     $2,984,090
                                                     ==========


     At March 31, 2001, the Company has a general business credit carryforward of $2,739, which will expire in fiscal year 2002.