Form 10QSB
period 2001-06-30
TRANSPIRATOR TECHNOLOGIES INC /DE/
filed 2001-08-20
CIK 810691

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                             SECURITIES ACT OF 1934

                  For the quarterly period ended June 30, 2001

                         Commission File number 0-15654

                         TRANSPIRATOR TECHNOLOGIES. INC.
--------------------------------------------------------------------------------
     Exact Name of Small Business Issuer as Specified in its Charter

          Delaware                                          22-2789408
----------------------------------                  ----------------------------
  State or Other Jurisdiction of                         I.R.S. Employer
 Incorporation or Organization                         Identification Number

                 3 A Oak Drive, Fairfield, New Jersey 07004-2903
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                  973-882-8441
--------------------------------------------------------------------------------
               (Registrants Telephone Number Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          [X] Yes       [ ] No

As of August 20, 2001 the Registrant had 3,245,950 shares of common stock, $.0001 par value, outstanding.

Transitional Small Business Disclosure format:  [ ] Yes     [X] No

                                      INDEX

Part I:           Financial Information

                                                                   Page No.
Item 1.       Financial Statements:

Balance Sheets as of June 30, 2001 (Unaudited)                        3

Statements of Operations, Three Months Ended
      June 30, 2001 (Unaudited) and Three Months
      Ended June 30, 2000 (Unaudited)                                 4

Statements of Cash Flows. Three Months Ended
      June 30, 2001 (Unaudited) and Three Months
      Ended June 30, 2000 (Unaudited)                                 5

Notes to Financial Statements                                         6

Item 2.       Management's Plan of Operation                          7

           Part II: Other Information                                 8

              Item 1.  Legal Proceedings                              8

              Item 2.  Change in Securities                           8

              Item 3.  Defaults Upon Senior Securities                8

              Item 4.  Submission of Matters to a Vote
                           of Security Holders                        8

              Item 5.  Other Information                              8

              Item 6.  Exhibits and Reports on Form 8-K               8

Signatures                                                            9

                         TRANSPIRATOR TECHNOLOGIES, INC.
                                 BALANCE SHEETS
                                      AS OF

                                                                             JUNE 30,             MARCH 31,
                                                                              2001                  2001
                                                                           -----------           -----------
                                                                            UNAUDITED
                              ASSETS
Current Assets:
  Cash                                                                     $    42,031           $    44,781
  Royalties receivable                                                          90,852                82,500
  Other current assets                                                           3,482                 1,730
                                                                           -----------           -----------
   Total Current Assets:                                                       136,365               129,011

Patents, Net                                                                        --                    --
                                                                           -----------           -----------

   Total Assets                                                            $   136,365           $   129,011
                                                                           ===========           ===========

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued expenses                                    $    43,075           $    34,780
  Notes payable - related parties                                               29,750                29,750
                                                                           -----------           -----------
     Total Current Liabilities                                                  72,825                64,530
                                                                           -----------           -----------

Related party transactions (notes 2 and 3)

Stockholders' Equity:
 Preferred stock, $.10 par value - 1,000,000 shares
  authorized, none outstanding
 Common Stock , $.10 par value - 3,500,000 shares authorized,
  3,245,950 issued and outstanding at June 30 and March 31, 2000                32,460                32,460
 Additional paid-in capital                                                  3,593,897             3,593,897
 Retained Earnings                                                          (3,562,817)           (3,561,876)
                                                                           -----------           -----------
   Total Stockholders Equity                                                    63,540                64,481
                                                                           -----------           -----------

Total Liabilities and Stockholders Equity                                  $   136,365           $   129,011
                                                                           ===========           ===========

The accompanying notes are an integral part of these financial statements

                         TRANSPIRATOR TECHNOLOGIES, INC.
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                                                  Three Months Ended
                                                                                       June 30,
                                                                           ---------------------------------
                                                                              2001                   2000
                                                                           ---------------------------------
Revenue                                                                    $     8,352           $     8,334

General and administrative expenses                                             10,525                10,243
                                                                           -----------           -----------
      Income (loss) from operations                                             (2,173)               (1,909)

Interest (income) expense                                                       (1,232)                  520
                                                                           -----------           -----------
Net earnings (loss)                                                        $      (941)          $    (2,429)
                                                                           ===========           ===========

Basic and diluted earnings (loss)  loss per share                          $    (0.000)          $    (0.001)
                                                                           ===========           ===========

Weighted average number of shares outstanding for
   basic and diluted earnings per share                                      3,245,950             3,245,950
                                                                           ===========           ===========

The accompanying notes are an intergral part of these financial statements.

                         TRANSPIRATOR TECHNOLOGIES, INC.
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                          Three months ended
                                                                                June 30,
                                                                      ----------------------------
                                                                         2001               2000
                                                                      ----------------------------
Cash Flows from operating activities:
              Net loss                                                $    (941)         $  (2,429)
              Adjustments to reconcile net earnings (loss)
                to net cash provided by (used in) operating
                activities:
                          Common stock issues for services
                          Amortization                                       --                 --
                          Increase in accounts receivable               (10,104)            (8,334)
                          Increase in accounts payable                    8,295              4,201
                          Net cash provided by (used in)
                            operations                                   (1,809)            (4,133)
                                                                      ---------          ---------

Net increase (decrease) in cash                                          (2,750)            (6,562)

Cash at beginning of the year                                            44,781             58,126
                                                                      ---------          ---------

Cash at June 30, 2000 and 1999                                        $  42,031          $  51,564
                                                                      =========          =========

Supplemental Disclosures of Cash Flow Information:

Interest Paid:                                                        $     520          $     520
                                                                      =========          =========

Common stock issued for services                                      $      --          $      --
                                                                      =========          =========

The accompanying notes are an integral part of these financial statements

                         Transpirator Technologies, Inc.
                     Notes to Condensed Financial Statements
                                   (Unaudited)


Note 1: Basis of Presentation

The unaudited condensed financial statements have been prepared from the books and records of Transpirator Technologies, Inc. (the Company) in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. It is suggested that the condensed financial statements be read in conjunction with the audited financial statements and notes thereto for the year ended March 31, 2001 included in the company's annual report on Form 10-K. Interim results are not necessary indicative of the full year.

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

THREE MONTHS ENDED JUNE 30, 2001 VERSUS THREE MONTHS ENDED JUNE 30, 2000

Revenues for the three months ended June 30, 2001 include royalties related to the initial shipments of Vapotherm products of $8,352 versus $8,334 of royalty income in 2000. The royalty agreement signed in May of 1997 provides for minimum royalties for three years from the signing of the agreement in the amounts of $25,000, $50,000 and $100,000 respectively. The agreement provides for royalties from the sale of products developed from use and further enhancements of the patents. The royalty agreement also provides an option for the patents to be purchased for $2,000,000. There is no assurance that the licensee's product will be commercially viable and that the Company will continue to receive additional royalties under this licensing agreement.

General and administrative expenses were approximately the same in the quarter ended June 30, 2001 and 2000. Most if not all of the Company's expenses relate to the filing of the annual report on Form 10-K, and the employment agreements that provide for aggregate salary of $1,000 per month through August 2001. It is expected that this trend will continue for the foreseeable future.

STATEMENT OF CASH FLOWS

Net cash used in operations of $2,750 for the three months ended June 30, 2001 was the result of an increase of $10,104 in receivables, $941 net loss for the period offset by an increase in accounts payable of $8,295. The net decrease in cash in 2000 was the result of third year minimum royalties due under its licensing agreement, net loss of $2,429 offset by increases in accounts payable.

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

The Company has signed a note receivable for $82,500, which represents the balance owned the Company under the licensing agreement. The note bears interest at prime and is due on October 31, 2001 or earlier upon the closing of an equity offering.

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

                                      Transpirator Technologies, Inc.



                                      By:  /s  Raymond J. Romano
                                           ----------------------------------
Date:  August 20, 2001                         Raymond J. Romano