Form 10QSB
period 2001-09-30
TRANSPIRATOR TECHNOLOGIES INC /DE/
filed 2002-04-30
CIK 810691

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
SECURITIES ACT OF 1934

For the quarterly period ended September 30, 2001

Commission File number 0-15654

TRANSPIRATOR TECHNOLOGIES, INC.

Exact Name of Small Business Issuer as Specified in its Charter

Delaware	22-2789408

State or Other Jurisdiction of	I.R.S. Employer
Incorporation or Organization	Identification Number

2 Daniel Road, Fairfield, New Jersey 07002

(Address of Principal Executive Offices)

973-882-9369

(Registrants Telephone Number Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

( )  Yes        (X)  No

As of November 1, 2001 the Registrant had 3,245,950 shares of common stock, $.0001 par value, outstanding.

Transitional Small Business Disclosure format: ( )  Yes    (X)  No

Transpirator Technologies, Inc.
Balance Sheets
as of

	September 30,	March 31,
	2001	2001

	Unaudited
ASSETS
Current Assets:
Cash	$37,341	$44,781
Royalties receivable	90,852	82,500
Other current assets	4,720	1,730

Total Current Assets:	132,913	129,011
Patents, Net	—	—

Total Assets	$132,913	$129,011

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$40,594	$34,780
Notes payable — related parties	29,750	29,750

Total Current Liabilities	70,344	64,530

Related party transactions (notes 2 and 3)
Stockholders’ Equity:
Preferred stock, $.10 par value - 1,000,000 shares authorized, none outstanding
Common Stock, $.10 par value - 3,500,000 shares authorized, 3,245,950 issued and outstanding at September 30 and March 31, 2001	32,460	32,460
Additional paid-in capital	3,593,897	3,593,897
Retained Earnings	(3,563,788)	(3,561,876)

Total Stockholders Equity	62,569	64,481

Total Liabilities and Stockholders Equity	$132,913	$129,011

The accompanying notes are an integral part of these financial statements

Transpirator Technologies, Inc.
Statement of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Revenue	$—	$—	$8,352	$8,334
General and administrative expenses	1,690	4,223	12,215	14,466

Income (loss) from operations	(1,690)	(4,223)	(3,863)	(6,132)
Interest net	(719)	(3,192)	(1,951)	(2,672)

Net earnings (loss)	$(971)	$(1,031)	$(1,912)	$(3,460)

Basic and diluted earnings (loss) loss per share	$(0.000)	$(0.000)	$(0.001)	$(0.001)

Weighted average number of shares outstanding for basic and diluted earnings per share	3,245,950	3,245,950	3,245,950	3,245,950

The accompanying notes are an integral part of these financial statements.

Transpirator Technologies, Inc.
Statement of Cash Flows
(Unaudited)

	Six months ended
	September 30,

	2001	2000

Cash Flows from operating activities:
Net loss	$(1,912)	$(3,460)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Common stock issues for services
Amortization	—	—
Increase in accounts receivable	(11,342)	(12,047)
Increase in accounts payable	5,814	4,417

Net cash provided by (used in) operations	(5,528)	(7,630)

Net decrease in cash	(7,440)	(11,090)
Cash at beginning of the year	44,781	58,126

Cash at September 30, 2001 and 2000	$37,341	$47,036

Supplemental Disclosures of Cash Flow Information:
Interest (Income) Expense	$(1,951)	$(2,672)

The accompanying notes are an integral part of these financial statements

Transpirator Technologies, Inc.
Notes to Condensed Financial Statements
(Unaudited)

Note  1:  Basis of Presentation

The unaudited condensed financial statements have been prepared from the books and records of Transpirator Technologies, Inc. (the Company) in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. It is suggested that the condensed financial statements be read in conjunction with the audited financial statements and notes thereto for the year ended March 31, 2001 included in the company’s annual report on Form 10-K. Interim results are not necessary indicative of the full year.

Note  2: Earnings (Loss) Per Common Share

Earnings (Loss) per common share is based upon the weighted average number of common shares and common equivalent shares outstanding during each period. When stock options and warrants are dilutive, they are included as share equivalents using the treasury stock method.

Transpirator Technologies, Inc.
Item 2 — Management’s discussion and analysis of
financial condition and results of operations

The Company has been dormant since 1990 and there is no active trading in the Company’s common stock on a recognized exchange.

Three and Six months ended September 30, 2001 versus three and six months ended September 30, 2000

There were no revenues from royalties for the three months ended September 30, 2001 and 2000. The license agreement provides for royalties from the sale of products developed from use and further enhancements of the patents through September 2005. The royalty agreement also provides an option for the patents to be purchased for $2,000,000. There is no assurance that the licensee’s product will be commercially viable and that the Company will receive additional royalties under this licensing agreement.

General and administrative expenses decreased $2,533 for the three months ended September 30, 2001 and $2,251 for the six months ended September 30, 2001 versus September 30, 2000. Most if not all of the Company’s expenses relate to the filing of the annual report on Form 10- K, and the employment agreements that provide for aggregate salary of $1,000 per month through August 2001. It is expected that these employment agreements will be extended and this trend of expenses will continue for the foreseeable future.

Statement of Cash Flows

Net cash used in operations for the six months ended September 30, 2001 and 2000 of $5528 and $7,630 were the result of increases in royalties receivable offset by increases in accounts payable. The company expects this trend to continue for the foreseeable future.

Liquidity

The Company’s annual and quarterly operating results will be affected by a number of factors, the most important of which will be the realization of royalties as outlined above. Additionally, future expenses relating to legal and accounting expenses are expected to remain stable. Additionally, the Company intends to extend its employment agreements with two officers for salaries of $1,000 per month through March 2003.

The Company has signed a note receivable for $82,500 with interest at prime, which represents the balance owned the Company under the licensing agreement. The note was originally due on October 31, 2000 and extended by the Company until October 31, 2001.

Net Operating Loss Carryforwards

The Company has net operating loss carryforwards for Federal Income Tax purposes of approximately $3,200,000, which begin to expire in the year 2001. The ability of the company to utilize the NOL is not probable at June 30, 1998 and therefore, no benefit has been recorded.

PART II	OTHER INFORMATION

Item 1.	Legal proceedings.
None

Item 2.	Changes in Securities.
None

Item 3.	Defaults upon Senior Securities.
None

Item 4.	Submission of Matters to a Vote of Security Holders.
None

Item 5.	Other Information
None

Item 6.	Exhibits
None

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Transpirator Technologies, Inc.

Date: April 22, 2002	By:	/s/	Raymond J. Romano Raymond J. Romano