Form 10QSB
period 2001-12-31
TRANSPIRATOR TECHNOLOGIES INC /DE/
filed 2002-05-09
CIK 810691

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
SECURITIES ACT OF 1934

For the quarterly period ended December 31, 2001

Commission File number 0-15654

TRANSPIRATOR TECHNOLOGIES. INC.

Exact Name of Small Business Issuer as Specified in its Charter

Delaware	22-2789408

State or Other Jurisdiction of Incorporation or Organization	I.R.S. Employer Identification Number

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

☐  Yes      ☒  No

As of February 13, 2002 the Registrant had 3,245,950 shares of common stock, $.0001 par value, outstanding.

Transitional Small Business Disclosure format: ☐  Yes      ☒  No

Transpirator Technologies, Inc.
Balance Sheets
as of

	December 31,	March 31,
	2001	2001

	Unaudited
Assets
Current Assets:
Cash	$36,532	$44,781
Royalties and interest receivable	91,647	82,500
Other current assets	5,957	1,730

Total Current Assets:	134,136	129,011

Patents, Net	—	—

Total Assets	$134,136	$129,011

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable and accrued expenses	$43,943	$34,780
Notes payable — related parties	29,750	29,750

Total Current Liabilities	73,693	64,530

Related party transactions (notes 2 and 3)
Stockholders’ Equity:
Preferred stock, $.10 par value - 1,000,000 shares authorized, none outstanding Common Stock , $.10 par value - 3,500,000 shares authorized, 3,245,950 issued and outstanding at September 30 and March 31, 2000	32,460	32,460
Additional paid-in capital	3,593,897	3,593,897
Retained Earnings	(3,565,914)	(3,561,876)

Total Stockholders Equity	60,443	64,481

Total Liabilities and Stockholders Equity	$134,136	$129,011

The accompanying notes are an integral part of these financial statements

Transpirator Technologies, Inc.
Statement of operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,

	2001	2000	2001	2000

Revenue	$795	$—	$9,147	$8,334

General and administrative expenses	3,638	7,296	15,853	21,762

Income (loss) from operations	(2,843)	(7,296)	(6,706)	(13,428)

Interest net	(717)	(1,335)	(2,668)	(4,007)

Net earnings (loss)	$(2,126)	$(5,961)	$(4,038)	$(9,421)

Basic and diluted earnings (loss) loss per share	$(0.001)	$(0.002)	$(0.001)	$(0.003)

Weighted average number of shares outstanding for basic and diluted earnings per share	3,245,950	3,245,950	3,245,950	3,245,950

The accompanying notes are an integral part of these financial statements

TRANSPIRATOR TECHNOLOGIES, INC.
STATEMENT OF CASH FLOWS
(UNAUDITED)

	Nine months ended
	December 31,

	2001	2000

Cash Flows from operating activities:
Net (loss) income	$(4,038)	$(9,421)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Common stock issues for services
Amortization	—	—
Increase in receivables	(13,374)	(13,903)
Increase in accounts payable	9,163	10,938

Net cash provided by (used in) operations	(4,211)	(2,965)

Net increase (decrease) in cash	(8,249)	(12,386)
Cash at beginning of the year	44,781	58,126

Cash at December 31, 2000 and 1999	$36,532	$45,740

Supplemental Disclosures of Cash Flow Information:
Interest Income	$2,668	$4,007

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

Three and Nine months ended December 31, 2001 versus three and nine months ended December 31, 2000

Royalties received for the three months ended December 31, 2001 were $795 compared to no royalties for the three months ended December 31, 2000. The royalty agreement provides for royalties from the sale of products developed from use and further enhancements of the patents through September 2005. The royalty agreement also provides an option for the patents to be purchased for $2,000,000. There is no assurance that the licensee’s product will be commercially viable and that the Company will receive additional royalties under this licensing agreement.

General and administrative expenses were $3638 for the three months ended December 31, 2001 compared to $7,296 for the three months ended December 31, 2000 and $15,853 and $21,762 for the nine months ended December 31, 2001 and 2000 respectively. Most if not all of the Company’s expenses relate to the filing of the annual report on Form 10-K, and the employment agreements that provide for aggregate salary of $1,000 per month through August 2001 which the company expects to extend through March 2003. It is expected that this trend will continue for the foreseeable future.

Statement of Cash Flows

The net cash decrease of $8,249 and $12,386 for the nine months ended December 31, 2001 and 2000 were the result of an increase in royalties and interest receivable of $13,374 and $13,903 respectively, $4,038 and $9,421 net losses for the period offset by an increase in accounts payable of $9,163 and $10,938 respectively.

Liquidity

The Company’s annual and quarterly operating results will be affected by a number of factors, the most important of which will be the realization of royalties as outlined above. Additionally, future administrative expenses relating to legal, salaries and accounting expenses are expected to remain stable. The Company has signed a note receivable for $72,500 with interest at prime, representing the balance owned the Company for minimum royalties under the licensing agreement. In January, the original note of $82,500 was extended until June 30, 2002 after a principal payment of $10,000 plus accrued interest and royalties through December 31, 2001.

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

Transpirator Technologies, Inc.

Date: February 14, 2001	By:	/s/	Raymond J. Romano Raymond J. Romano