Form 10KSB
period 2002-03-31
TRANSPIRATOR TECHNOLOGIES INC /DE/
filed 2002-06-28
CIK 810691

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                                 (FEE REQUIRED)

For the Fiscal Year Ended                                        Commission File
      March 31, 2002                                              Number 0-15654
--------------------------                                               -------

                         TRANSPIRATOR TECHNOLOGIES, INC.
                         -------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                                   22-2789408
-------------------------------                                       ----------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)

             2 Daniel Road
         Fairfield, New Jersey                                             07004
---------------------------------------                                    -----
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, with area code 973-882-9369
                                              ------------

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

                         Yes      X           No
                              ----------         ---------

On June 27, 2002 the aggregate market value of the voting stock of Transpirator Technologies, Inc. held by nonaffiliates of the registrant was approximately $1,634 based upon the average bid and asked prices of such common stock on said date as reported by NASDAQ. On such date, there were 3,325,950 shares of common stock of the registrant outstanding.


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

In May of 1997, the Company entered into a licensing agreement ("Licensing Agreement") with Vapotherm, Inc. formally known as Healthcare Quality Solutions, Inc., a Maryland corporation (the "Licensee"). The Licensee has completed development and has received FDA approval of a new version of its product. The Licensee has the option to purchase the Company's technology for 2 million dollars. The Licensee has paid $102,500 in cash and $72,500 by delivery of a promissory note representing $175,000 in minimum royalties due under the licensing agreement. Additional royalties are to be paid to the Company for sales of products equal to 5-10% of gross sales, depending upon the product and the total gross sales amounts of the year. The agreement can be terminated at the discretion of the licensee and by giving 30 days notice.

Vapotherm, Inc. has received FDA approval for its initial device, which it started shipping in the current fiscal year. The device uses membrane technology in circulating warm water to saturate a stream of air/oxygen at or near 100% humidity. The stream is delivered directly into the nasal passages through a high flow nasal cannula at flow rates of 40 liters per minute at temperatures between 34(0)C and 43(0)C. The device has broad applications across numerous respiratory indications including but not limited to Chronic Obstructive Pulmonary Disease, asthma, allergic and atrophic rhinitis, chronic sinusitis and cystic fibrosis. Royalties earned in fiscal year ended March 31, 2002 was $13,951.

The Company received a copy of a Schedule 13D, on January 4, 1989, as amended April 18, 1989, filed on behalf of J.T. Moran & Co., Inc. ("Moran"). Moran was a registered broker dealer and was the underwriter of the Company's 1986 initial public offering. The Schedule 13D reported that Moran had acquired a total of 1,023,650 shares of which 812,500 were acquired in a private transaction with Oxygen Enrichment Company, Ltd (OECO). The balance of 211,150 shares was reported to have been acquired by Moran in its capacity as a market maker in the Company's stock at various prices relative to the market. Management has been informed that OECO and Moran have both been liquidated by the Bankruptcy Court. During the current fiscal year the Company hired counsel to determine the legal owner of these shares. It was determined that NFS Services purchased all of the assets of Moran from the United States Trustee after JTM filed its Chapter 7 bankruptcy. The Company issued a new stock certificate to NFS Services and cancelled the existing OECO stock certificate. NFS posted a bond in the event that another person claims ownership of the stock.

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

Royalties paid during year ended March 31, 2002 amounted to $13,951. Upon expiration of the patent the Licensee will have no further financial obligation under the agreement.

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

EMPLOYEES

At March 31, 2002, the Company had no full-time employees.

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

At June 28, 2002, the number of record holders of the Common Stock was 119. Such number of record holders was determined from our shareholders' list, and does not include beneficial owners whose shares are held in "nominee" accounts with brokers, dealers, banks and clearing agents.

We have not paid any dividends upon our Common Stock and do not contemplate paying any dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

FISCAL 2002 AS COMPARED TO FISCAL 2001 AND 2000

The following discussion and analysis should be read in conjunction with the Company's financial statements and the notes thereto included in Part II, Item 7 of this report.

Royalties earned for fiscal year 2002 amounted to $13,951 compared to the balance of the minimum royalties due of $8,334 in fiscal year 2001. For fiscal year 2000, the Company had royalty income of $95,833. This income is pursuant to a royalty agreement signed in May 1997. The royalty agreement provides for minimum royalties for three years from the signing of the agreement in the amounts of $25,000, $50,000 and $100,000. The agreement provides for royalties on a percentage basis from the sale of products developed from use and further enhancement of the patents through the expiration of the patent. The royalty agreement also provides an option for the patents to be purchased for $2,000,000.

Selling, general and administrative expenses were relatively consistent for fiscal 2002, 2001 and fiscal 2000. The expenses incurred include common stock issued for services in the amount of $23,500 in fiscal year 2000.

LIQUIDITY AND CAPITAL RESOURCES

Statement of Cash Flows

Net cash from operations was $11,098 for fiscal 2002 compared to $13,345 used in operations in 2001. The increase in cash from operations was principally due to royalties and note payments received.

LIQUIDITY

The Company's annual and quarterly operating results will be affected by a number of factors. The Company expects to receive approximately $79,000 representing the remaining balance of minimum royalty payments as well as current royalties due under its licensing agreement. Additionally, the Company will incur legal, accounting, printing and other costs associated with keeping its financial records current with the SEC. At the same time, the Company has employment agreements with two officers for salaries of $1,000 per month for 36 months, which began in August 1998 and extended for an additional 12 months in May 2002. The Company expects increased liquidity from royalty payments in excess of the operating expenses.

NET OPERATING LOSS CARRY FORWARDS

As of March 31, 2002, the Company had a net operating loss ("NOL") for Federal Income Tax purposes of approximately $2,632,000, which begin to expire in 2001. The ability of the Company to utilize the NOL is not probable at March 31, 2002 and therefore, no benefit has been recorded.

ITEM 7. FINANCIAL STATEMENTS

The response to this item is incorporated by reference to pages F1 - F11 herein.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.


The directors and executive officers of the Company are as follows:

                                                                      DIRECTOR
     NAME             AGE          POSITIONS                           SINCE
     ----             ---          ---------                          --------
Raymond Romano        50           Chairman of the Board,
                                   Chief Executive Officer and
                                   Director                             1985

John Porcella         51           President and Director               1985

John Signorelli       59           Director                             1987

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

ITEM 10. EXECUTIVE COMPENSATION

The Company paid compensation in the form of a stock grant of $7,500 each to Raymond Romano, Chief Executive Officer, John Porcella, President and John Signorelli, a director, for the fiscal year ended March 31, 2000. The Company has employment agreements with each officer providing for the payment of an aggregate salary of $1,000 per month for 36 months. The Board of Directors extended these agreements in May 2002 for an additional twelve months.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The Company received a copy of a Schedule 13D, on January 4, 1989, as amended April 18, 1989, filed on behalf of J.T. Moran & Co., Inc. ("Moran"). Moran was a registered broker dealer and was the underwriter of the Company's 1986 initial public offering. The Schedule 13D reported that Moran had acquired a total of 1,023,650 shares of which 812,500 were acquired in a private transaction with Oxygen Enrichment Company, Ltd (OECO). The balance of 211,150 shares was reported to have been acquired by Moran in its capacity as a market maker in the Company's stock at various prices relative to the market. Management has been informed that OECO and Moran have both been liquidated by the Bankruptcy Court. During the current fiscal year the Company hired counsel to determine the legal owner of these shares. It was determined that NFS Services purchased all of the assets of Moran from the United States Trustee after JTM filed its Chapter 7 bankruptcy. The Company issued a new stock certificate to NFS Services and cancelled the existing OECO stock certificate. NFS posted a bond in the event that another person claims ownership of the stock.

The following table sets forth certain information as of June 30, 2002 with respect to each officer, director, all directors as a group, and the persons (including and "group" as that term is used in section 13(d)(3) of the Securities Exchange Act of 1934 known by the Corporation's voting securities:

        -------------------------------------------------------------------------------------------------------
                                                                             Amount of and Nature
                                                                                of Beneficial
                                             Name and Address                      Ownership        Title of
           Title of Class                  of Beneficial Owner                                        Class
        -------------------------------------------------------------------------------------------------------
        Common Stock, $.01
           par value                 NFS Services
                                     39 Broadway
                                     New York, NY 10006
                                                                                     812,500

                                     See Description of Business General
                                     for additional information                                        24.40%
        -------------------------------------------------------------------------------------------------------
                                     Raymond J. Romano
                                     108 Darren Drive
                                     Basking Ridge, NJ 07920                         364,000           10.94%
        -------------------------------------------------------------------------------------------------------
                                     John E. Porcella
                                     12 Hinterlands Road
                                     Rhinebeck, NY 12572                             285,000            8.57%
        -------------------------------------------------------------------------------------------------------
                                     John J. Signorelli
                                     25 Mandia Lane
                                     Golden Bridge, NY 10526                         230,000            6.91%
        -------------------------------------------------------------------------------------------------------
                                     All Officers, directors as a
                                     group (3 persons)                               879,000           26.42%
        -------------------------------------------------------------------------------------------------------

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company conducts its operations at the office facilities of an officer of the Company at no cost. During fiscal 1998, the Company entered into employment agreements with two officers of the Company. The employment agreements commenced August 1, 1998 and provided for the payment of an aggregate salary of $1,000 per month for 36 months. In May 2002 the agreements were extended for and additional 12 months.

On April 6, 1999 the Board of Directors approved the payment of 450,000 shares of common stock to the three directors of the Company and 20,000 shares to an attorney for services valued at $23,500.


                                    PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the last quarter of the periods covered by this report.


                                   Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exhange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   By:  /s/  Raymond J. Romano
                                        ---------------------------------------
                                        Raymond J. Romano
                                        Chairman and Chief Executive Officer
                                        June 28, 2002

                          INDEX TO FINANCIAL STATEMENTS

                         TRANSPIRATOR TECHNOLOGIES, INC.


AUDITED FINANCIAL STATEMENTS

Independent Auditors' Report ...................................................F-2

Balance Sheets, March 31, 2002 and 2001 ........................................F-3

Statements of Operations for the Years Ended
         March 31, 2002 and 2001 ...............................................F-4

Statements of Changes in Stockholders' Equity for the
         Years Ended March 31, 2002 and 2001 ...................................F-5

Statements of Cash Flows for the Years Ended
         March 31, 2002 and 2001 ...............................................F-6

Notes to Financial Statements for the Years
         Ended March 31, 2002 and 2001 ..................................F-7 - F-11

                          INDEPENDENT AUDITORS' REPORT


Stockholders and Board of Directors of
Transpirator Technologies, Inc
Fairfield, New Jersey 07004

We have audited the accompanying balance sheets of Transpirator Technologies, Inc., (the "Company") at March 31, 2002 and 2001 and the related statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at March 31, 2002 and 2001, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

                                         BRIMMER, BUREK & KEELAN LLP




                                         Certified Public Accountants

June 7, 2002

                         TRANSPIRATOR TECHNOLOGIES, INC.

                                 BALANCE SHEETS


                                                              MARCH 31,
                                                     ---------------------------
                                                        2002            2001
                                                     -----------     -----------
    ASSETS

Current assets:
    Cash                                             $    55,879     $    44,781
    Unsecured note receivable                             78,889          82,500
    Other current assets                                   2,098           1,730
                                                     -----------     -----------

       Total current assets                              136,866         129,011
                                                     -----------     -----------

       Total                                         $   136,866     $   129,011
                                                     ===========     ===========



    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued expenses            $    45,220     $    34,780
    Notes payable - related parties                       29,750          29,750
                                                     -----------     -----------

       Total current liabilities                          74,970          64,530
                                                     -----------     -----------

Stockholders' equity:
    Preferred stock, $.10 par value - 1,000,000
       shares authorized; none outstanding                    --              --
    Common stock, $0.01 par value, 3,500,000
       shares authorized; 3,325,950 shares issued
       and outstanding                                    33,260          33,260
    Additional paid-in capital                         3,593,097       3,593,097
    Accumulated deficit                               (3,564,461)     (3,561,876)
                                                     -----------     -----------

       Total stockholders' equity                         61,896          64,481
                                                     -----------     -----------

       Total                                         $   136,866     $   129,011
                                                     ===========     ===========







The accompanying notes are an integral part of the financial statements.

                         TRANSPIRATOR TECHNOLOGIES, INC.

                            STATEMENTS OF OPERATIONS

                                                         YEARS ENDED MARCH 31,
                                                       ---------------------------
                                                          2002            2001
                                                       -----------     -----------
Revenue                                                $    13,951     $     8,334

General and administrative expenses                         19,672          29,225
                                                       -----------     -----------

    Income (loss) from operations                           (5,721)        (20,891)

Interest income (expense)                                    3,136           6,648
                                                       -----------     -----------

    Net earnings (loss)                                $    (2,585)    $   (14,243)
                                                       ===========     ===========

Basic and diluted earnings (loss) per share                  (.001)          (.004)
                                                       ===========     ===========

Weighted-average number of shares outstanding
    for basic and diluted earnings (loss) per share      3,325,950       3,325,950
                                                       ===========     ===========



















The accompanying notes are an integral part of the financial statements.

                         TRANSPIRATOR TECHNOLOGIES, INC.

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                   FOR THE YEARS ENDED MARCH 31, 2002 AND 2001

                                           COMMON STOCK
                                          .01 PAR VALUE            ADDITIONAL                          TOTAL
                           PREFERRED    --------------------         PAID-IN       ACCUMULATED     STOCKHOLDERS'
                             STOCK      SHARES        AMOUNT         CAPITAL         DEFICIT           EQUITY
                           ---------    ------        ------       ----------      -----------     -------------
Balance at March 31, 2000      --      3,325,950      $33,260      $3,593,097      $(3,547,633)      $ 78,724

Net loss                       --             --           --              --          (14,243)       (14,243)
                             ----      ---------      -------      ----------      -----------       --------
Balance at March 31, 2001      --      3,325,950       33,260       3,593,097       (3,561,876)        64,481

Net loss                       --             --           --              --           (2,585)        (2,585)
                             ----      ---------      -------      ----------      -----------       --------
Balance at March 31, 2002      --      3,325,950      $33,260      $3,593,097      $(3,564,461)      $ 61,896
                             ====      =========      =======      ==========      ===========       ========













The accompanying notes are an integral part of the financial statements.

                         TRANSPIRATOR TECHNOLOGIES, INC.

                            STATEMENTS OF CASH FLOWS

                                                                     YEARS ENDED MARCH 31,
                                                                     ---------------------
                                                                       2002         2001
                                                                     --------     --------
Cash flows from operating activities:
    Net earnings (loss)                                              $ (2,585)    $(14,243)
       Adjustments to reconcile net earnings (loss) to net
          cash provided by (used in) operating activities:
       (Increase) decrease in:
          Unsecured note receivable                                     3,611       (8,333)
          Other current assets                                           (368)      (1,729)
       Increase (decrease) in:
          Accounts payable and accrued expenses                        10,440       10,960
                                                                     --------     --------

              Net cash provided by (used in) operating activities      11,098      (13,345)
                                                                     --------     --------

Net increase (decrease) in cash                                        11,098      (13,345)

Cash at beginning of year                                              44,781       58,126
                                                                     --------     --------

Cash at end of year                                                  $ 55,879     $ 44,781
                                                                     ========     ========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest Paid                                                        $     --     $     --
                                                                     ========     ========


















The accompanying notes are an integral part of the financial statements.

                         TRANSPIRATOR TECHNOLOGIES, INC.

                          NOTES TO FINANCIAL STATEMENTS
                           AT MARCH 31, 2002 AND 2001


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

(continued)

                         TRANSPIRATOR TECHNOLOGIES, INC.

                    NOTES TO FINANCIAL STATEMENTS, CONTINUED


(1) DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING PRINCIPLES, CONTINUED

    BASIC AND DILUTED EARNINGS (LOSS) PER SHARE. Basic and diluted earnings
       (loss) per share were computed based on the weighted average number of common shares outstanding during the period. There were no Diluted Potential Common Shares outstanding during the years ended March 31, 2002 and 2001.

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

     ACCOUNTING REQUIREMENTS. Financial Accounting Standards 130 - Reporting
       Comprehensive Income establishes standards for reporting comprehensive income. The Standard defines comprehensive income as the change in equity of an enterprise except those resulting from stockholder transactions. All components of comprehensive income are required to be reported in a new financial statement that is displayed with equal prominence as existing financial statements. The company had no comprehensive income in the years ended March 31, 2002 and 2001.

    FAIR VALUE OF FINANCIAL INSTRUMENTS. The Company, in estimating its fair value disclosures for financial instruments, uses the following methods and assumptions:

         CASH, ROYALTIES RECEIVABLE AND ACCRUED EXPENSES: The carrying amounts reported in the balance sheet for cash, royalties receivable and accrued expenses approximate their fair value due to the relatively short maturity.

(2) NOTES PAYABLE - RELATED PARTIES

    Notes payable - related parties consists of the following:

                                                                              MARCH 31,
                                                                         -------------------
                                                                           2002       2001
                                                                         -------     -------
          7% notes payable to related parties payable on demand          $29,750     $29,750
                                                                         =======     =======





                                                                     (continued)

                         TRANSPIRATOR TECHNOLOGIES, INC.

                    NOTES TO FINANCIAL STATEMENTS, CONTINUED


(3) RELATED PARTY TRANSACTIONS

    The Company conducts its operations at the office facilities of an officer of the Company at no cost. During fiscal 1998, the Company entered into employment agreements with two officers of the company. The employment agreements commenced August 1, 1998 and provide for the payment of an aggregate salary of $1,000 per month for 36 months. Included in accrued expenses is an amount of $4,000 and $12,000, which is officers' salary accrual for the years ended March 31, 2002 and 2001.

 (4) STOCK OPTION PLAN

    The Company has a stock option plan whereby key full or part-time employees are eligible to receive Incentive Stock Options (ISO) and Nonqualified Stock Options and certain directors are eligible to receive nonqualified stock options. The plan provides for awarding options for a minimum of 450,000 shares of the Company's common stock at an exercise price not less than fair market value at the date of the grant. Options are nontransferable and expire within ten years from the date of grant. The Board of Directors determines the period for which options are exercisable, however, in no event can options designated as an ISO vest more than $100,000 in any one year, determined at the time of grant. At March 31, 2002 and 2001, no options are issued or outstanding. The plan has been extended through May 17, 2008.

(5) ROYALTY LICENSING AGREEMENT

    The Company entered into a royalty license agreement with a unrelated party on May 17, 1997. The agreement provides for the payment of royalties based on sales of the Human Unit products. The agreement provides for the payment of minimum royalty payments of $25,000, $50,000 and $100,000 for the fiscal years ended March 31, 1998, 1999 and 2000, respectively. The royalty being accounted for from the date of the contract which was signed on May 17, 1997. In addition, the agreement provides for the payment of royalties based on the percentage of sales of products ranging from 5% to 10% on existing Human Unit products and 2.5% to 5% for sales of newly developed Human Unit products. The agreement provides the licensee with the option to purchase the patents subject to the licensing agreement for $2,000,000. The licensee can cancel the agreement at any time by giving the Company thirty days written notice of termination. The Company received $13,951 during the year ended March 31, 2002. A royalty receivable of $78,889 and $82,500 is included in the years ended March 31, 2002 and 2001, respectively. The royalty receivable was converted to a promissory note in June 2000. The unpaid principal and interest will be payable in full on June 30, 2002.

                                                                     (continued)

                         TRANSPIRATOR TECHNOLOGIES, INC.

(5) ROYALTY LICENSING AGREEMENT, CONTINUED

    The Company has also entered into a technology licensing agreement with respect to the Equine Unit. The agreement expires January 25, 2010. The agreement provides for the payment of $200 for each Equine Unit produced by the licensee. During the four-year period ended March 31, 2002, the Company has not received any payments with respect to this agreement because the licensee has produced no Equine Units.

(6) INCOME TAXES

    The tax effects of temporary differences that give rise to significant portions of the deferred tax asset are presented below:

                                                                  AT MARCH 31,
                                                          ---------------------------
                                                             2002            2001
                                                          -----------     -----------
            Deferred tax assets:
                 Net operating loss carryforwards         $ 1,160,065     $ 1,179,540
                 General business credit carryforwards          2,739           2,739
                                                          -----------     -----------

                 Total gross deferred tax assets            1,162,804       1,182,279

            Less valuation allowance                       (1,162,804)     (1,182,279)
                                                          -----------     -----------

                 Net deferred tax assets                  $        --     $        --
                                                          ===========     ===========

     A valuation allowance has been established to reduce the deferred tax assets to an amount that management believes will ultimately be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that temporary differences and carryforwards are expected to be available to reduce taxable income. With respect to the resulting deferred tax assets at March 31, 2002 and 2001, based on the Company's history of operating earnings and expectations for the future, management believes sufficient uncertainty exists regarding the realizability of these items that a valuation allowance is required.


                                                                     (continued)

                         TRANSPIRATOR TECHNOLOGIES, INC.

6) INCOME TAXES, CONTINUED

     At March 31, 2002, the Company has net operating loss carryforwards for tax reporting purposes totaling approximately $2,632,090. These carryforwards will expire in the following fiscal years:

             FISCAL YEAR                                     AMOUNT
             -----------                                  -----------
             2003                                         $   926,000
             2004                                           1,468,000
             2005                                             204,000
             2007                                               7,000
             2008                                               4,000
             2009                                              13,000
             2010                                               2,000
             2011                                               2,000
             2012                                               6,000
             2013                                                  90
                                                           ----------
                                                           $2,632,090
                                                           ==========

     At March 31, 2002, the Company has a general business credit carryforward of $2,739, which will expire in fiscal year 2002.