Form 10QSB
period 2002-06-30
TRANSPIRATOR TECHNOLOGIES INC /DE/
filed 2002-08-14
CIK 810691

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10- QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
SECURITIES ACT OF 1934

For the quarterly period ended June 30, 2002

Commission File number 0-15654

TRANSPIRATOR TECHNOLOGIES. INC.

Exact Name of Small Business Issuer as Specified in its Charter

Delaware	22-2789408

State or Other Jurisdiction of Incorporation or Organization	I.R.S. Employer Identification Number

2 Daniel Road, Fairfield, New Jersey 07004-2903

(Address of Principal Executive Offices)

973-882-8369

(Registrants Telephone Number Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] Yes [   ] No

As of August 8, 2002 the Registrant had 3,325,950 shares of common stock, $.01 par value, outstanding.

Transitional Small Business Disclosure format: [X] Yes [   ] No

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

     In the opinion of management, the accompanying unaudited financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

Transpirator Technologies, Inc.

Balance Sheets

as of

	June 30,	March 31,
	2002	2002

	Unaudited

Assets
Current Assets:
Cash	$42,763	$55,879
Royalties receivable	87,987	78,889
Other current assets	2,959	2,098

Total Current Assets:	133,709	136,866
Patents, Net	—	—

Total Assets	$133,709	$136,866

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$45,434	$45,220
Notes payable — related parties	29,750	29,750

Total Current Liabilities	75,184	74,970

Related party transactions (notes 2 and 3)
Stockholders’ Equity:
Preferred stock, $.10 par value - 1,000,000 shares authorized, none outstanding
Common Stock, $.10 par value - 3,500,000 shares authorized, 3,325,950 issued and outstanding at June 30 and March 31, 2002	33,260	33,260
Additional paid-in capital	3,593,897	3,593,897
Retained Earnings	(3,568,632)	(3,565,261)

Total Stockholders Equity	58,525	61,896

Total Liabilities and Stockholders Equity	$133,709	$136,866

The accompanying notes are an integral part of these financial statements

Transpirator Technologies, Inc.

Statement of operations

(Unaudited)

	Three Months Ended
	June 30,

	2002	2001

Revenue	$9,098	$8,352
General and administrative expenses	12,810	10,525

Income (loss) from operations	(3,712)	(2,173)
Interest (income) expense	(341)	(1,232)

Net earnings (loss)	$(3,371)	$(941)

Basic and diluted earnings (loss) loss per share	$(0.001)	$(0.000)

Weighted average number of shares outstanding for basic and diluted earnings per share	3,325,950	3,325,950

     The accompanying notes are an intergral part of these financial statements .

Transpirator Technologies, Inc.

Statement of Cash Flows

(Unaudited)

	Three months ended
	June 30,

	2002	2001

Cash Flows from operating activities:
Net loss	$(3,371)	$(941)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Common stock issues for services Amortization	—	—
Increase in accounts receivable	(9,959)	(10,104)
Increase in accounts payable	214	8,295

Net cash provided by(used in) operations	(9,745)	(1,809)

Net increase (decrease) in cash	(13,116)	(2,750)
Cash at beginning of the year	55,879	44,781

Cash at June 30, 2002 and 2001	$42,763	$42,031

Supplemental Disclosures of Cash Flow Information:
Interest Paid:	$520	$520

Common stock issued for services	$—	$—

The accompanying notes are an integral part of these financial statements

Transpirator Technologies, Inc.

Notes to Condensed Financial Statements

(Unaudited)

Note 1: Basis of Presentation

The unaudited condensed financial statements have been prepared from the books and records of Transpirator Technologies, Inc. (the Company) in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. It is suggested that the condensed financial statements be read in conjunction with the audited financial statements and notes thereto for the year ended March 31, 2002 included in the company’s annual report on Form 10-KSB. Interim results are not necessary indicative of the full year.

Note 2: Earnings (Loss) Per Common Share

Earnings (Loss) per common share is based upon the weighted average number of common shares and common equivalent shares outstanding during each period. When stock options and warrants are dilutive, they are included as share equivalents using the treasury stock method.

Transpirator Technologies, Inc.

Item 2- Management’s discussion and analysis of
financial condition and results of operations

The Company has been dormant since 1990 and there is no active trading in the Company’s common stock on a recognized exchange.

Three months ended June 30, 2002 versus three months ended June 30, 2001

Revenues for the three months ended June 30, 2002 include royalties related to the shipments of Vapotherm products of $9,9098 versus $8,352 of royalty income in 2001. The royalty agreement signed in May of 1997 provided for minimum royalties for three years from the signing of the agreement in the amounts of $25,000, $50,000 and $100,000 respectively. The agreement provides for royalties from the sale of products developed from use and further enhancements of the patents. The royalty agreement also provides an option for the patents to be purchased for $2,000,000. There is no assurance that the licensee’s product will be commercially viable and that the Company will continue to receive additional royalties under this licensing agreement.

General and administrative expenses were approximately the same in the quarter ended June 30, 2001 and 2000. Most if not all of the Company’s expenses relate to the filing of the annual report on Form 10- K, and the employment agreements that provide for aggregate salary of $1,000 per month through August 2001. It is expected that this trend will continue for the foreseeable future.

Statement of Cash Flows

Net cash used in operations of $9,745 for the three months ended June 30, 2002 was the result of an increase of $9,959 in receivables, $3,371 net loss for the period offset by an increase in accounts payable of $214. Net cash used in operations of $2,750 for the three months ended June 30, 2001 was the result of an increase of $10,104 in receivables, $941 net loss for the period offset by an increase in accounts payable of $8,295.

Liquidity

The Company’s annual and quarterly operating results will be affected by a number of factors, the most important of which will be the realization of royalties as outlined above. Additionally, future expenses relating to legal and accounting expenses are expected to remain stable. Additionally, the Company has employment agreements with two officers for salaries of $1,000 per month through August 2002.

The Company has signed a note receivable for $72,500, which represents the balance owned the Company under the licensing agreement. The note bears interest at prime and was due on June 30, 2002. Additionally, the Company is owed $15,487 for earned royalties and $2,959 for interest. The Company was paid the interest in July; however, discussions regarding an extension of the note with different terms are on going. Management believes the note is 100% collectable.

Net Operating Loss Carryforwards

The Company has net operating loss carryforwards for Federal Income Tax purposes of approximately $3,200,000, which began to expire in the year 2001. The ability of the company to utilize the NOL is not probable at June 30, 2002 and therefore, no benefit has been recorded.

PART II. OTHER INFORMATION

Item 1. Legal proceedings.

     None

Item 2. Changes in Securities.

     None

Item 3. Defaults upon Senior Securities.

     None

Item 4. Submission of Matters to a Vote of Security Holders.

     None

Item 5. Other Information

     None

Item 6.     Exhibits and Reports on Form 8-K.

Exhibit
Number	Title	Location

99.1	Certification of Chief Executive Officer	Attached
99.2	Certification of Chief Financial Officer	Attached

      Reports on Form 8-K: No reports on Form 8-K were filed by the Company during the quarter ended June 30, 2002.

SIGNATURES

      In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSPIRATOR TECHNOLOGIES, INC.

Date: August 12, 2002	By:	/s/ Raymond J. Romano

CEO and Chief Financial Officer