Form 10KSB/A
period 2002-03-31
TRANSPIRATOR TECHNOLOGIES INC /DE/
filed 2002-11-07
CIK 810691

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                  FORM 10-KSB/A

[  X ]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXHANGE ACT
OF  1934

           For  the  Fiscal  Year  ended  March  31,  2002

[   ]     TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXHANGE
ACT  OF  1934  For  the  transition  period  from  _____  to  _____

                             Commission File Number:
                                     0-15654

                         TRANSPIRATOR TECHNOLOGIES, INC.
           (Name of small business issuer as specified in its charter)

               DELAWARE                                   22-2789408
      (State or other jurisdiction       (I.R.S. Employer Identification Number)
    of incorporation or organization)

          2 DANIEL ROAD FAIRFIELD, NJ                        07004
    (Address of principal executive offices)               (Zip Code)

                                  973-882-9369
                           (Issuer's telephone number)

         SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT:

                 Title of each class:                 Name of each exchange
                                                      on which registered:
                         NONE                                 NONE

         SECURITIES REGISTERED UNDER SECTION 12(G) OF THE EXCHANGE ACT:

                          COMMON STOCK, $0.01 PAR VALUE

Check  whether  the  issuer  (1)  has  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No
[   ]

On October 28, 2002 the aggregate market value of the voting stock of Transpirator Technologies, Inc. held by non-affiliates of the registrant was approximately $48,963 based upon the average bid and asked prices of such common stock on said date as reported by PinkSheets. On such date, there were 3,325,950 shares of common stock of the registrant outstanding.

DOCUMENTS  INCORPORATED  BY  REFERENCE:  None

Transitional  Small  Business  Disclosure  Format:  Yes  [   ]  No  [  X  ]

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

Item  11.  Security  ownership  of  Certain  Beneficial  owners  and  Management

Item  12.  Certain  Relationships  and  Related  Transactions

PART  IV

Item  13.  Exhibits  and  Reports  on  Form  8-K

                                     PART I

ITEM  1.  DESCRIPTION  OF  BUSINESS

FORWARD  LOOKING  STATEMENTS

Transpirator Technologies, Inc. cautions readers that certain important factors may affect our actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to have been made in this report or which are otherwise made by or on behalf of Transpirator. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "May," "Will," "Expect," "Believe," "Anticipate," "Intend," "Could," "Would," "Estimate," or "Continue" or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements. Factors which may affect our results include, but are not limited to, the risks and uncertainties associated with a medical apparatus company which has only recently licensed its sole product including a history of net losses, some unproven technologies, limited manufacturing experience, current and potential competitors with significant technical and marketing resources, need for future capital and dependence on collaborative partners and on key personnel. Additionally, we are subject to the risks and uncertainties associated with all medical apparatus companies, including compliance with government regulations. We are also subject to other risks detailed herein or detailed from time to time in our filings with the Securities and Exchange Commission.

GENERAL

Transpirator Technologies, Inc. was organized on December 22, 1986 as a Delaware corporation and filed an S-1 Registration Statement on April 8, 1987. Transpirator was organized to design, develop and market respiratory therapy products for veterinary and human use. In September 1988, Transpirator received a patent on the technology and device for treating respiratory disorders through vapor-phase water inhalation. The patent number is 4,773,410. The main products developed by Transpirator using this technology were the ET-1000 Equine Transpirator Respiratory Unit and the MT-1000 Human Transpirator Respiratory Unit.

In the initial years of operation, Transpirator had sales and rentals of the Equine Unit and Human Unit. However, sales of the Equine product were not substantial enough to be profitable and on January 25, 1990, we granted all rights to the future sales of the Equine Unit to another party in exchange for a note in the amount of $263,000, plus $20,000 in cash and royalties of $200 for each unit sold. The note was payable monthly and was paid off by 1993. Transpirator has received no subsequent royalties from the sale of Equine Units under the royalty agreement. For the years March 31, 1993 through 2002, Transpirator has kept its charter effective to protect its patents and product rights for the Human MT-1000 Unit.

In May of 1997, we entered into a royalty licensing agreement with Vapotherm, Inc., an unrelated Maryland corporation. The agreement provides for the payment of royalties based on sales of the Human Unit products and gives Vapotherm the option to purchase our technology for two million dollars. Additional royalties are to be paid for sales of products equal to 5-10% of gross sales, depending upon the product and the total gross sales amounts of the year. The agreement can be terminated at the discretion of the Vapotherm and by giving 30 days notice. The licensing agreement expires on January 25, 2010.

Vapotherm, Inc. has received FDA approval for its initial device using our technology, which it started shipping in the current fiscal year. The device uses membrane technology in circulating warm water to saturate a stream of air/oxygen at or near 100% humidity. The stream is delivered directly into the nasal passages through a high flow nasal cannula at flow rates of 40 liters per minute at temperatures between 34(0)C and 43(0)C. The device has broad applications across numerous respiratory indications including but not limited to Chronic Obstructive Pulmonary Disease, asthma, allergic and atrophic rhinitis, chronic sinusitis and cystic fibrosis.

PROPRIETARY  RIGHTS

Transpirator follows a policy of protecting its proprietary rights to its products to the full extent permissible by law.

Transpirator's U.S. patent applications regarding the method for the treatment of the human respiratory and equine tract with vapor phase water were issued in September 1988 into U.S. Patent No. 4,773,410.

Management believes that alternative suppliers exist for all products presently licensed by Transpirator.

OUR  LICENSING  AGREEMENT  WITH  VAPOTHERM

The Licensing Agreement is for the licensing of United States Patent No. 4,773,410 issued September 27, 1988. This patent covers the method and apparatus for the treatment of the respiratory track with vapor-phase water. Vapotherm is responsible for the payment of fees on the patent and Vapotherm has agreed to spend time, money and effort at no set amount to develop and market new and/or improved respiratory therapy units for the human market which may or may not incorporate the patent. Any new products developed will be the sole property of Vapotherm. The Licensing Agreement expires on January 25, 2010.

For sales of products developed by Transpirator, Vapotherm shall pay an annual royalty as follows:

     a)   Ten  percent  (10%)  of  gross  sales  up  to  one  million  dollars
          ($1,000,000)

     b) Seven percent (7%) of gross sales from one million and one dollar to two million dollars ($2,000,000)

     c) Five percent (5%) of gross sales above two million dollars ($2,000,000) and

     d) 50% of the above commission rate to be paid on membrane cartridges sold separately.

For sales of New Products Transpirator shall receive annual royalties as follows:

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

Royalties paid during year ended March 31, 2002 amounted to $13,951. Upon expiration of the patent Vapotherm will have no further financial obligation under the agreement. Through March 2002, Vapotherm has paid $102,500 in cash and $72,500 by delivery of a promissory note representing $175,000 in minimum royalties due under the licensing agreement.

Vapotherm is now the owner of the trademarks of the Company Transpirator and Vapotherm.

COMPETITION

There are a number of companies presently manufacturing devices, which serve the function of introducing humidity into an individual's air stream or oxygen stream for the treatment of illness or maintenance of respiratory health.

Management believes its proposed less expensive human Transpirator device will principally differ from existing personal humidifiers known to the Company in that existing personal humidifiers are primarily intended for hospital use in conjunction with other breathing support systems, deliver substantially lower flow rates, do not provide for direct administration to the user, and/or are designed to be used with medication.

Many, if not all, of the symptoms, which Transpirator's devices are intended to address, can also be treated by various medications.

Many of the companies competing in the human humidification or human medication markets have greater resources than Transpirator and there can be no assurance that at some point in the future devices or medications will not be developed which may be less expensive or more effective than the Transpirator devices.

EMPLOYEES

In August of 1998 we entered into an employment agreement with Ray Romano and John Porcella providing each officer a salary of $1,000 per month for 36 months in return for operating our business. The agreement was extended for an additional 12 months in May of 2002. As of October 1, 2002, no salaries have been paid under the agreement.

We believe the efforts of our officers and directors in conducting our operations are sufficient and do not anticipate hiring additional employees in the foreseeable future.

ITEM  2.  DESCRIPTION  OF  PROPERTY

Transpirator owns the patent on the technology and apparatus for treating respiratory disorders through vapor-phase respiration therapy. The patent was issued by the United States Patent Office on September 27, 1988. The patent number is 4,773,410.

Transpirator does not own any real property. We use office space provided without charge by Mr. Romano.

ITEM  3.  LEGAL  PROCEEDINGS

Management is not aware of any other current or pending legal proceedings involving Transpirator or any of our officers.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITIES  HOLDERS

No matters were submitted to a vote of security holders during the period covered by this report.

                                     PART II

ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

The Company's Common Stock is currently quoted on the PinkSheets under the symbol TPRT.

At October 28, 2002, the number of record holders of the Common Stock was 120. Total shares issued and outstanding were 3,325,950. Such number of record holders was determined from our shareholders' list, and does not include beneficial owners whose shares are held in nominee accounts with brokers, dealers, banks and clearing agents.

We have not paid any dividends upon our Common Stock and do not contemplate paying any dividends in the foreseeable future.

ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

RESULTS  OF  OPERATIONS

Vapotherm, Inc. has received FDA approval for its initial device using our patent, which it started shipping in the current fiscal year. Through March
2002, Vapotherm has paid $102,500 in cash and $72,500 by delivery of a promissory note representing $175,000 in minimum royalties due under the licensing agreement. The agreement provides for future royalties on a percentage basis from the sale of products developed from use and further enhancement of the patents through the expiration of the patent. The royalty agreement also provides an option for the patents to be purchased for $2,000,000. Management intends to continue operating under our licensing agreement with Vapotherm. We also hope to explore the possibility of developing new respiratory products and/or improving on our existing patent.

YEARS  ENDED  MARCH  31,  2002  AND  MARCH  31,  2001

The following discussion and analysis should be read in conjunction with the Company's financial statements and the notes included thereto beginning on page 13 of this report.

Revenues for the year ended March 31, 2002 consisted of $13,951 in royalties received from Vapotherm under our licensing agreement. The Company also had interest income of $3,136. General and administrative expenses were $19,672. As a result, the Company realized a net loss of $2,585 during the year ended March 31, 2002. General and administrative expenses consisted mainly of professional fees, auditing and legal expenses resulting from Transpirator's reporting requirements. For the fiscal year ended March 31, 2001, the Company received royalties of $8,334 and had interest income of $6,648, however, general and administrative expenses were $29,225 resulting in a net loss of $14,243.

LIQUIDITY  AND  CAPITAL  RESOURCES

Net cash generated by continuing operations was $11,098 for the fiscal year ended March 31, 2002 compared to $13,345 used in operations in 2001. The increase in cash generated from operations in 2002 was principally due to royalties and note payments received.

For the year ended March 31, 2002, the Company had total current assets of $136,866 consisting of $55,879 in cash, $78,889 in an unsecured note receivable and $2,089 in other assets. Current liabilities consisted of $45,220 in accounts payable and $29,750 in notes payable to related parties. For the year ended March 31, 2001, the Company had total assets of $129,011. Assets consisted of $44,781 in cash, $82,500 in unsecured notes receivable and $1,730 in other current assets. Liabilities consisted of $34,780 in accounts payable and $29,750 in notes payable to related parties. Accounts payable for the years ended March 31, 2002 and 2001 consisted mainly of accrued unpaid salaries due to two officers and directors under an employment agreement.

Our annual and quarterly operating results will be affected by a number of factors. We expect to receive approximately $79,000 representing the remaining balance of minimum royalty payments as well as current royalties due under our licensing agreement. Additionally, we will incur legal, accounting, printing and other costs associated with keeping our financial records current with the SEC. We also have employment agreements with two officers for salaries of $1,000 per month for 36 months. These employment agreements began in August 1998 and were extended for an additional 12 months in May of 2002. As of October 28, 2002, these salaries have not been paid. We expect that increased liquidity from royalty payments will eventually exceed operating expenses.

NET  OPERATING  LOSS  CARRY  FORWARDS

As of March 31, 2002, we had a net operating loss for Federal Income Tax purposes of approximately $2,632,000, which begins to expire in 2001. Our ability to utilize the net operating loss is not probable at March 31, 2002 and therefore, no benefit has been recorded.

ITEM  7.  FINANCIAL  STATEMENTS

The response to this item is incorporated by reference to the financial statements beginning at page 13.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Securities and Exchange Act of 1934 requires executive officers, directors and holders of more than 10% of our common stock to file reports of ownership and changes of ownership with the Securities and Exchange Commission. On May 9, 2002, a total of 780,000 shares of common stock were issued to the Transpirator's three officers and directors. The officers and directors inadvertently failed to timely file Forms 4 and 5 with the SEC reporting these changes in beneficial ownership. Each officer is currently in the process of updating these filings.

The following table sets forth the name, age, position and office term of each executive officer and director of the Company.


NAME              AGE                    POSITIONS                     SINCE

Raymond Romano .   50  Chairman of the Board, Chief Executive Officer   1985
                       and Director

John Porcella. .   51  President and Director                           1985

John Signorelli.   59  Director                                         1987


Set for the below is certain biographical information about the officers and directors of Transpirator Technologies.

RAYMOND J. ROMANO has been CEO, Chairman and Director of the Company since inception. Mr. Romano graduated from St. Peter's College with a B.S. degree in accounting and is a member of the New Jersey Society of Professional Accountants and of the American Society of Certified Public Accountants. Mr. Romano has been Vice President of Lodging Concepts, Inc., a privately held corporation in Fairfield, New Jersey since January of 1990.

JOHN E. PORCELLA has been President and Director of the Company since inception. He received a B.S. degree from State University of New York at New Paultz in 1972. He also holds M.S. and PHD degrees from St. John's University in New York. Dr. Porcella has been Executive Director of Community Living Corporation in Mt. Kisco, New York since 1991.

JOHN J. SIGNORELLI has been a Director of the Company since 1987. Mr. Signorelli attended Adelphi College where he earned Bachelor's and Master's degrees. From 1989 to 1999, Mr. Signorelli was the Executive Director of
Community Living Corporation. Mr. Signorelli then served as CEO of Mid-State Raceway, Inc. from September 1999 until his retirement is April 2001. Since retiring, he occasionally provides health care consulting services on a part time basis.

OTHER  REPORTING  COMPANY  ACTIVITIES

Ray Romano, John Porcella and John Signorelli are not officers or directors of any other reporting companies. At the date of this report, John Signorelli holds a 15% interest in Mid-State Raceway, Inc., a publicly traded company listed on the PinkSheets under the symbol MRWY.

ITEM  10.  EXECUTIVE  COMPENSATION

A  summary  compensation  table  for the previous three years is provided below.


                                SUMMARY COMPENSATION TABLE


NAME AND PRINCIPAL POSITION      YEAR      SALARY ($)     BONUS ($)        OTHER ANNUAL
                                                                           COMPENSATION

Ray Romano. . . . . . . . .          2002     -0- (1)               -0-  280,000 shares of
  Chief Executive Officer                                                 common stock (2)
  Chief Financial Officer .          2001     -0- (1)               -0-                -0-
  Director. . . . . . . . .          2000     -0- (1)               -0-                -0-

John Porcella . . . . . . .          2002     -0- (1)               -0-  280,000 shares of
  President                                                               common stock (2)
  Director. . . . . . . . .          2001     -0- (1)               -0-                -0-
                                     2000     -0- (1)               -0-                -0-

John Signorelli . . . . . .          2002        -0-                -0-  220,000 shares of
  Director                                                                common stock (2)
                                     2001        -0-                -0-                -0-
                                     2000        -0-                -0-                -0-

     (1) Transpirator has employment agreements with Mr. Romano and Dr. Porcella providing for the payment of $1,000 per month to each officer. The agreement began in August of 1998 and has been extended through May of 2003. As of October 1, 2002, no salaries have been paid under this agreement.

     (2) On May 9, 2002, a total of 780,000 shares of common stock were issued to the Transpirator's three officers and directors. John Signorelli received 220,000 shares and Ray Romano and John Porcella each received 280,000 shares. These shares were issued in a private transaction and no solicitors were involved in these issuances.

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

The following table sets forth as of October 28, 2002, the number and percentage of the 3,325,950 shares of outstanding common stock, par value $0.01 which, according to the information supplied to Transpirator, were beneficially owned by (i) each person who is currently a director of Transpirator, (ii) each executive officer, (iii) all current directors and executive officers of Transiprator as a group and (iv) each person who, to the knowledge of Transpirator, is the beneficial owner of more than 5% of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.


NAME AND ADDRESS                      NUMBER OF SHARES   % OF SHARES
                                     BENEFICIALLY OWNED

NFS Services, Inc. (1). . . . . . .             812,500        24.57
39 Broadway Suite 2020
New York, NY 10006

Bruce Kurchack (2). . . . . . . . .             470,196        14.22%
11162 N. 129th Way
Scottsdale, AZ 85259

Raymond J. Romano (3) . . . . . . .             364,000        11.01%
108 Darren Drive
Basking Ridge, NJ 07920

John E. Porcella (3). . . . . . . .             285,000         8.62%
8 North Hinterlands Dr.
Rhinebeck, NY 12572

John J. Signorelli (3), (4) . . . .             240,000         7.25%
25 Mandia Lane
Goldens Bridge, NY 10526

Richard K. Greene . . . . . . . . .             175,000         5.29%
1810 Mountain Top Road
Bridgewater, NJ 08807

Officers and Directors as a Group:.             889,000        26.89%
3 People


     (1) The Company received a copy of a Schedule 13D, on January 4, 1989, as amended April 18, 1989, filed on behalf of J.T. Moran & Co., Inc. Moran was a registered broker dealer and was the underwriter of the Company's 1986 initial public offering. The Schedule 13D reported that Moran had acquired a total of 1,023,650 shares of which 812,500 were acquired in a private transaction with Oxygen Enrichment Company, Ltd. The balance of 211,150 shares was reported to have been acquired by Moran in its capacity as a market maker in the Company's stock at various prices relative to the market. Management has been informed that OECO and Moran have both been liquidated by the Bankruptcy Court. During the fiscal year ended March 31, 2002 the Company hired counsel to determine the legal owner of these shares. It was determined that NFS Services purchased all of the assets of Moran from the United States Trustee after JTM filed its Chapter 7 bankruptcy. The Company issued a new stock certificate to NFS Services and cancelled the existing OECO stock certificate. NFS posted a bond in the event that another person claims ownership of the stock.

     (2) Mr. Kurchack owns 10,000 shares individually and 315,196 in trust with his wife. Mr. Kurchack controls an additional 145,000 shares consisting of 120,000 shares in his children's trust account and 25,000 shares in an IRA account.

     (3)  Officer  and  Director

     (4)  10,000  of  Mr.  Signorelli's  shares  are  held  by  Cede  and  Co.

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

We conduct our operations at office facilities provided free of charge by Mr. Romano.

During fiscal 1998, Transpirator entered into employment agreements with two our officers, Ray Romano and John Porcella. The employment agreements commenced August 1, 1998 and provided for the payment of an aggregate salary of $1,000 per month for 36 months. In May 2002 the agreements were extended for and additional 12 months. No salaries have been paid under this agreement.

On April 6, 1999 the Board of Directors authorized payment of 20,000 shares to an attorney for services valued at $23,500, however, a certificate reflecting this transaction was not issued until October of 2002.

On April 6, 1999, the Board of Directors authorized the payment of 450,000 shares of common stock to the three directors of the Company. These shares were not issued until May 9, 2002, when the Board of Directors approved the issuance of an additional 330,000 shares to Transpirator's officers and directors. As a result, On May 9, 2002, a total of 780,000 shares of common stock were issued to Transpirator's three officers and directors as compensation for overseeing Company operations from the date of organization in December of 1986 through March 2002.

Beginning in 1998, Mr. Romano and Dr. Porcella have advanced $23,750 and $6,000 to the Company, respectively. The notes accrue interest at 7% and are payable on demand. Through October 28, 2002, accrued interest totaled approximately $7,204.

Item  13.  Exhibits  and  Reports  on  Form  8-K


EXHIBIT NUMBER  TITLE                                                            LOCATION

          99.1    Certification of CEO pursuant to Section 906 of the Sarbanes-  Attached
                  Oxley Act of 2002

          99.2    Certification of CFO pursuant to Section 906 of the Sarbanes-  Attached
                  Oxley Act of 2002

REPORTS  ON  FORM  8-K:

No reports on Form 8-K were filed by Transpirator during the last quarter of the period covered by this report.


                                   SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          TRANSPIRATOR TECHNOLOGIES, INC.


Date:  November  1,  2002                    By:  /s/  Raymond  J.  Romano
                                             -----------------------------
                                             Raymond J. Romano
                                             CEO and Chief Financial Officer


                          INDEX TO FINANCIAL STATEMENTS

                         TRANSPIRATOR TECHNOLOGIES, INC.

                          AUDITED FINANCIAL STATEMENTS


Independent Auditors' Report. . . . . . . . . . . . .       13

Balance Sheets, March 31, 2002 and 2001 . . . . . . .       14

Statements of Operations for the Years Ended
March 31, 2002 and 2001 . . . . . . . . . . . . . . .       15

Statements of Changes in Stockholders' Equity for the
Years Ended March 31, 2002 and 2001 . . . . . . . . .       16

Statements of Cash Flows for the Years Ended
         March 31, 2002 and 2001. . . . . . . . . . .       17

Notes to Financial Statements for the Years
         Ended March 31, 2002 and 2001. . . . . . . .  18 - 22


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


/s/ BRIMMER,  BUREK  &  KEELAN  LLP
-----------------------------------


Certified  Public  Accountants

June  7,  2002


                                 TRANSPIRATOR TECHNOLOGIES, INC.

                                       BALANCE  SHEETS


                                                                               MARCH  31,
                                                                     ----------------------------

                                                                          2002           2001
                                                                     --------------  ------------

    ASSETS

Current assets:
    Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $      55,879   $    44,781
    Unsecured note receivable . . . . . . . . . . . . . . . . . . .         78,889        82,500
    Other current assets. . . . . . . . . . . . . . . . . . . . . .          2,098         1,730
                                                                     --------------  ------------

       Total current assets . . . . . . . . . . . . . . . . . . . .        136,866       129,011
                                                                     --------------  ------------

       Total. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     136,866   $   129,011
                                                                     ==============  ============


    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued expenses . . . . . . . . . . . . .  $      45,220   $    34,780
    Notes payable - related parties . . . . . . . . . . . . . . . .         29,750        29,750
                                                                     --------------  ------------

       Total current liabilities. . . . . . . . . . . . . . . . . .         74,970        64,530
                                                                     --------------  ------------

Stockholders' equity:
    Preferred stock, $.10 par value - 1,000,000
       shares authorized; none outstanding. . . . . . . . . . . . .             --            --
    Common stock, $0.01 par value, 3,500,000
       shares authorized; 3,325,950 shares issued
       and outstanding. . . . . . . . . . . . . . . . . . . . . . .         33,260        33,260
    Additional paid-in capital. . . . . . . . . . . . . . . . . . .      3,593,097     3,593,097
    Accumulated deficit . . . . . . . . . . . . . . . . . . . . . .     (3,564,461)   (3,561,876)
                                                                     --------------  ------------

       Total stockholders' equity . . . . . . . . . . . . . . . . .         61,896        64,481
                                                                     --------------  ------------
       Total. . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     136,866   $   129,011
                                                                     ==============  ============

The  accompanying  notes  are  an  integral  part  of  the financial statements.


                                        TRANSPIRATOR  TECHNOLOGIES,  INC.

                                            STATEMENTS  OF  OPERATIONS

                                                                                       YEARS  ENDED  MARCH  31,
                                                                                     ---------------------------
                                                                                          2002          2001
                                                                                     --------------  -----------

Revenue . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $      13,951   $    8,334

General and administrative expenses . . . . . . . . . . . . . . . . . . . . . . . .         19,672       29,225
                                                                                     --------------  -----------

    Income (loss) from operations . . . . . . . . . . . . . . . . . . . . . . . . .         (5,721)     (20,891)

Interest income (expense) . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          3,136        6,648
                                                                                     --------------  -----------

    Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $      (2,585)  $  (14,243)
                                                                                     ==============  ===========


Basic and diluted earnings (loss) per share . . . . . . . . . . . . . . . . . . . .          (.001)       (.004)
                                                                                     ==============  ===========

Weighted-average number of shares outstanding
    for basic and diluted earnings (loss) per share . . . . . . . . . . . . . . . .      3,325,950    3,325,950
                                                                                     ==============  ===========

The  accompanying  notes  are  an  integral  part  of  the financial statements.


                             TRANSPIRATOR TECHNOLOGIES, INC.

                       STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                        FOR THE YEARS ENDED MARCH 31, 2002 AND 2001


                             Common  Stock
                             01  Par  Value       Additional                  Total
                 Preferred   -------------------  Paid-in     Accumulated   Stockholders'
                 Stock       Shares    Amount     Capital      Deficit        Equity
                 -----        ---------  -------  ----------  ------------  ---------

Balance at
March 31, 2000      --        3,325,950  $33,260  $3,593,097  $(3,547,633)  $ 78,724

Net Loss . . .      --               --       --          --      (14,243)   (14,243)
                 -----        ---------  -------  ----------  ------------  ---------

Balance of
March 31, 2001      --        3,325,950   33,260   3,593,097   (3,561,876)    64,481

Net Loss . . .      --               --       --          --       (2,585)    (2,585)
                 -----        ---------  -------  ----------  ------------  ---------

Balance at
March 31, 2002      --        3,325,950  $33,260  $3,593,097  $(3,564,461)  $ 61,896
                 =====        =========  =======  ==========  ============  =========


The  accompanying  notes  are  an  integral  part  of  the financial statements.


                                        TRANSPIRATOR  TECHNOLOGIES,  INC.

                                          STATEMENTS  OF  CASH  FLOWS


                                                                                      YEARS  ENDED  MARCH  31,
                                                                                      ------------------------

                                                                                         2002        2001
                                                                                      -----------  ---------

Cash flows from operating activities:
    Net earnings (loss). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   (2,585)  $(14,243)
       Adjustments to reconcile net earnings (loss) to net
          cash provided by (used in) operating activities:
       (Increase) decrease in:
          Unsecured note receivable. . . . . . . . . . . . . . . . . . . . . . . . .       3,611     (8,333)
          Other current assets . . . . . . . . . . . . . . . . . . . . . . . . . . .        (368)    (1,729)
       Increase (decrease) in:
          Accounts payable and accrued expenses. . . . . . . . . . . . . . . . . . .      10,440     10,960
                                                                                      -----------  ---------

       Net cash provided by (used in) operating activities . . . . . . . . . . . . .      11,098    (13,345)
                                                                                      -----------  ---------

Net increase (decrease) in cash. . . . . . . . . . . . . . . . . . . . . . . . . . .      11,098    (13,345)

Cash at beginning of year. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      44,781     58,126
                                                                                      -----------  ---------

Cash at end of year. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   55,879   $ 44,781
                                                                                      ===========  =========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest Paid. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $       --   $     --
                                                                                      ===========  =========

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

                         TRANSPIRATOR TECHNOLOGIES, INC.

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

(2)  NOTES  PAYABLE  -  RELATED  PARTIES

    Notes  payable  -  related  parties  consists  of  the  following:

                                                                MARCH  31,
                                                           -------------------
                                                             2002        2001
                                                           --------    --------

7% notes payable to related parties payable on demand       $29,750     $29,750
                                                          =====================

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

(6)  INCOME  TAXES

    The tax effects of temporary differences that give rise to significant portions of the deferred tax asset are presented below:


                                                                 AT  MARCH  31,
                                                     -----------------------------------

                                                      2002                      2001
                                                     ----------------------  ------------

Deferred tax assets:
              Net operating loss carryforwards. . .  $           1,160,065   $ 1,179,540
              General business credit carryforwards                  2,739         2,739
                                                     ----------------------  ------------

             Total gross deferred tax assets. . . .              1,162,804     1,182,279

        Less valuation allowance. . . . . . . . . .             (1,162,804)   (1,182,279)
                                                     ----------------------  ------------

             Net deferred tax assets. . . . . . . .  $                  --   $        --
                                                     ======================  ============

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