Form 10QSB
period 2002-09-30
TRANSPIRATOR TECHNOLOGIES INC /DE/
filed 2002-11-19
CIK 810691

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

     [  X  ]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF THE
SECURITIES  EXCHANGE  ACT  OF  1934

     For  the  quarterly  period  ended  September  30,  2002

     [   ]     TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
SECURITIES  EXCHANGE  ACT  OF  1934

     For  the  transition  period  from     to

                           Commission File No. 0-15654

                         TRANSPIRATOR TECHNOLOGIES, INC.
        (Exact name of small business issuer as specified in its charter)

                 DELAWARE                                22-2789408
     (State or other jurisdiction of         (IRS Employer Identification No.)
      incorporation or organization)

                     2 DANIEL ROAD, FAIRFIELD, NJ 07004-2903
                    (Address of principal executive offices)

                                  973-882-8369
                           (Issuer's telephone number)

                                 NOT APPLICABLE
                            (Former name and address)

Check  whether  the  issuer  (1)  has  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X] No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE  ONLY  TO  CORPORATE  ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of September 30, 2002: 3,325,950 shares of common stock, $.01 par value.

Transitional  Small  Business  Format:  Yes  [   ]  No  [  X  ]


                                  FORM 10-QSB
                        TRANSPIRATOR TECHNOLOGIES, INC.

                                      INDEX

                                                                           Page
PART I.   Financial Information

          Item 1.  Unaudited Financial Statements                             3

          Balance Sheets (Unaudited) September 30, 2002 and March 31,
          2002                                                                4

          Statements of Operations (Unaudited) for the Three Months ended
          September 30, 2002 and 2001 and for the Six Months Ended
          September 30, 2002 and 2001.                                        5

          Condensed Statement of Cash Flows (Unaudited) for the Six
          Months Ended September 30, 2002 and 2001.                           6

          Notes to Condensed Unaudited Financial Statements                   7

          Item 2.  Management's Discussion and Analysis of Financial
          Condition or Plan of Operation                                      9

          Item 3.    Controls and Procedures                                 10

PART II.  Other Information

          Item 5.  Change in Material Contract                               10

          Item 6.  Exhibits and Reports on Form 8-K                          10

          Signatures                                                         11

(Inapplicable  items  have  been  omitted)

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


                                     TRANSPIRATOR TECHNOLOGIES, INC.
                                      CONDENSED BALANCE SHEETS AS OF

                                                                             September 30,    March 31,
                                                                                 2002            2002
                                                                             (Unaudited)
                                                                            ---------------  ------------
                                     ASSETS

Current Assets:
  Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $       38,463   $    55,879
  Note receivable. . . . . . . . . . . . . . . . . . . . . . . . . . . . .          97,747        78,889
  Other current assets . . . . . . . . . . . . . . . . . . . . . . . . . .           1,150         2,098
                                                                            ---------------  ------------
   Total Current Assets: . . . . . . . . . . . . . . . . . . . . . . . . .         137,360       136,866


   Total Assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $      137,360   $   136,866
                                                                            ===============  ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued expenses. . . . . . . . . . . . . . . . . .  $       57,318   $    45,220

  Notes payable - related parties. . . . . . . . . . . . . . . . . . . . .          29,750        29,750
                                                                            ---------------  ------------
     Total Current Liabilities . . . . . . . . . . . . . . . . . . . . . .          87,068        74,970
                                                                            ---------------  ------------


Stockholders' Equity:
 Preferred stock, $.10 par value - 1,000,000 shares
  authorized, none outstanding
 Common Stock , $.01 par value - 3,500,000 shares authorized,
  3,325,950 issued and outstanding at. . . . . . . . . . . . . . . . . . .          33,260        33,260
  September 30 and March 31, 2002
 Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . . .       3,593,097     3,593,097
 Retained Deficit. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (3,576,065)   (3,564,461)
                                                                            ---------------  ------------

   Total Stockholders Equity . . . . . . . . . . . . . . . . . . . . . . .          50,292        61,896
                                                                            ---------------  ------------

Total Liabilities and Stockholders Equity. . . . . . . . . . . . . . . . .  $      137,360   $   136,866
                                                                            ===============  ============

    The accompanying notes are an integral part of these financial statements


                                 TRANSPIRATOR TECHNOLOGIES, INC.
                                CONDENSED STATEMENT OF OPERATIONS
                                           (UNAUDITED)


                                                 Three Months Ended          Six Months Ended
                                                   September 30,               September 30,
                                               ------------------------  ------------------------
                                                  2002         2001         2002         2001
                                               -----------  -----------  -----------  -----------

Revenue . . . . . . . . . . . . . . . . . . .  $    8,833   $        -   $   17,931   $    8,352

General and administrative expenses . . . . .      17,697        1,690       30,507       12,215
                                               -----------  -----------  -----------  -----------

      Loss from operations. . . . . . . . . .      (8,864)      (1,690)     (12,576)      (3,863)

Interest (Income) Expense . . . . . . . . . .        (631)        (719)        (972)      (1,951)
                                               -----------  -----------  -----------  -----------
Net loss. . . . . . . . . . . . . . . . . . .  $   (8,233)  $     (971)  $  (11,604)  $   (1,912)
                                               ===========  ===========  ===========  ===========


Basic and diluted loss per share. . . . . . .  $   (0.002)  $   (0.000)  $   (0.003)  $   (0.001)
                                               ===========  ===========  ===========  ===========

Weighted average number of shares outstanding
 for basic and diluted earnings per share . .    3,325,950    3,325,950    3,325,950    3,325,950
                                               ===========  ===========  ===========  ===========

    The accompanying notes are an integral part of these financial statements


                                 TRANSPIRATOR TECHNOLOGIES, INC.
                                CONDENSED STATEMENT OF CASH FLOWS
                                           (UNAUDITED)

                                                                              Six months ended
                                                                                September 30,
                                                                              2002       2001
                                                                            ---------  ---------

Cash Flows from operating activities:
  Net  loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $(11,604)  $ (1,912)
  Adjustments to reconcile net earnings (loss)
    to net cash provided by (used in) operating
    activities:
    Common stock issues for services
    Amortization . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         -          -
    Increase in note receivable and other current assets . . . . . . . . .   (17,910)   (11,342)
    Increase in accounts payable . . . . . . . . . . . . . . . . . . . . .    12,098      5,814
    Net cash provided by (used in)
                                                                            ---------  ---------
      operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (5,812)    (5,528)
                                                                            ---------  ---------

Net decrease in cash . . . . . . . . . . . . . . . . . . . . . . . . . . .   (17,416)    (7,440)

Cash at beginning of the year. . . . . . . . . . . . . . . . . . . . . . .    55,879     44,781
                                                                            ---------  ---------

Cash at September 30, 2002 and 2001. . . . . . . . . . . . . . . . . . . .  $ 38,463   $ 37,341
                                                                            =========  =========


Supplemental Disclosures of Cash Flow Information:

Interest Paid. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    631   $  1,951

    The accompanying notes are an integral part of these financial statements

                         TRANSPIRATOR TECHNOLOGIES, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note1:  Basis  of  Presentation

The unaudited condensed financial statements have been prepared from the books and records of Transpirator Technologies, Inc. (the Company) in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. It is suggested that the condensed financial statements be read in conjunction with the audited financial statements and notes thereto for the year ended March 31, 2002 included in the company's annual report on Form 10-KSB. Interim results are not necessarily indicative of the full year ending March 31, 2003.

Note  2:  Earnings  (Loss)  Per  Common  Share

Earnings (Loss) per common share are based upon the weighted average number of common shares and common equivalent shares outstanding during each period. When stock options and warrants are dilutive, they are included as share equivalents using the treasury stock method.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

FORWARD  LOOKING  STATEMENTS

Transpirator Technologies, Inc. ("Transpirator" or the "Company") cautions readers that certain important factors may affect our actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to have been made in this report or which are otherwise made by or on behalf of Transpirator. For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "May," "Will," "Expect," "Believe," "Anticipate," "Intend," "Could," "Would," "Estimate," or "Continue" or the negative other variations thereof or comparable terminology are intended to identify forward-looking statements. Factors which may affect our results include, but are not limited to, the risks and uncertainties associated with a medical apparatus company which has only recently licensed its sole product including a history of net losses, some unproven technologies, limited manufacturing experience, current and potential competitors with significant technical and marketing resources, need for future capital and dependence on collaborative partners and on key personnel. Additionally, we are subject to the risks and uncertainties associated with all medical apparatus companies, including compliance with government regulations. We are also subject to other risks detailed herein or detailed from time to time in our filings with the Securities and Exchange Commission.

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

Transpirator has kept its charter effective since 1993 to protect its patent and product rights for the Human MT-1000 Unit. In May of 1997, the Company entered into a royalty licensing agreement with Vapotherm, Inc., an unrelated Maryland corporation to market the Company's technology. The agreement provides for the payment of royalties based on sales of products using Transpirator's patent and gives Vapotherm the option to purchase Transpirator's technology for two million dollars on or before September 27, 2006. Additional royalties are to be paid for sales of products equal to 5-10% of gross sales, depending upon the product and the total gross sales amounts of the year.

The Company's Common Stock is currently quoted on the Pink-Sheets under the symbol TPRT.

THREE  MONTHS  AND  SIX  MONTHS  ENDED  SEPTEMBER  30,  2002  AND  2001

Revenues from royalties for the three months ended September 30, 2002 were $8,833 compared to no revenue for the same period in 2001. Revenues from royalties were $17,931 for the six months ended September 30, 2002 compared to $8,352 in the same period in 2001. The licensing agreement originally provided for royalties from the sale of products developed from use and further enhancements of the patents through September 2005. During September 2002 the Company converted $80,000 of royalties due into a promissory note receivable maturing March 30, 2003. In return, the licensee extended the termination date of the agreement to September 27, 2006. Future royalties will be paid quarterly according to the license agreement and interest will accrue to the maturity of the note. The royalty agreement also provides an option for the patents to be purchased for $2,000,000. There is no assurance that the licensee's product will be commercially viable and that the Company will receive additional royalties under this licensing agreement.

General and administrative expenses for the three months ended September 30, 2002 were $17,697 compared to $1,690 for the three months ended September 30, 2001, representing an increase of $16,007 for the three months ended September 30, 2002. The increase in general and administrative expenses in the most recent 90 days was due largely to legal and accounting fees associated with our public reporting requirements and with filing a Form 15c-211 in August of 2002. For the six months ended September 30, 2002, general and administrative expenses were $30,507 compared to $12,215 during the first six months of Fiscal 2001. Again, higher expenses in 2002 were the result of increased professional fees during the previous three months.

Net cash used in operations for the six months ended September 30, 2002 and 2001 of $5,812 and $5,528 were the result of increases in royalties receivable offset by increases in accounts payable and accrued liabilities. The company expects this trend to continue for the foreseeable future.

As a result of the foregoing factors, the Company had net losses of $8,233 and $11,604 for the three and six months ended September 30, 2002 as compared to net losses of $971 and $1,912 for the three and six months ended September 30, 2001.

LIQUIDITY  AND  CAPITAL  RESOURCES

At September 30, 2002, the Company had total assets of $137,360 consisting of $38,463 in cash, $97,747 in royalties receivable and $1,150 in other current assets. Current liabilities at September 30, 2002 consisted of $57,318 in accounts payable and accrued liabilities and $29,750 in notes payable. For the year ended March 31, 2002, the Company had total current assets of $136,866 consisting of $55,879 in cash, $78,889 in an unsecured note receivable and $2,089 in other assets. Liabilities at March 31, 2002 consisted of $45,220 in accounts payable and accrued liabilities and $29,750 in notes payable to related parties. Accounts payable and accrued liabilities for both the six months ended September 30, 2002 and the year ended March 31, 2002 consisted mainly of accrued unpaid salaries and advances due to two officers and directors.

NET  OPERATING  LOSS  CARRY-FORWARDS

The Company has net operating loss carry-forwards for Federal Income Tax purposes of approximately $2,632,000, which expire periodically through 2013. The ability of the Company to utilize the NOL is not probable at September 30, 2002 and therefore, no benefit has been recorded.

PLAN  OF  OPERATION

Management intends to continue operating under its licensing agreement with Vapotherm and anticipates that increased liquidity from royalty payments and the expected payment of the promissory note will eventually enable the Company to pay its debts and cover operating expenses. Transpirator also hopes to develop new respiratory therapy units for human use or to market improved versions of its current product.

Management believes that Transpirator has sufficient cash on hand to meet its anticipated needs for the foreseeable future. Should the Company find it necessary to raise additional capital, the Company may sell common stock, seek additional advances from officers or directors, or enter into debt financing agreements.

ITEM  3.  CONTROLS  AND  PROCEDURES

Within the 90-day period prior to the date of this report, we evaluated the effectiveness and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective. There have been no significant changes in internal controls or other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.


                           PART II.  OTHER INFORMATION

ITEM  5.  CHANGE  IN  MATERIAL  CONTRACT

At September 25, 2002 Vapotherm owed Transpirator approximately $88,914 in unpaid royalties and accrued interest under the May 1997 licensing agreement. In lieu of full payment of past-due royalties due, on September 25, 2002, Transpirator and Vapotherm agreed by letter to modify the royalty payment structure of the May 1997 agreement.

In pertinent part, Transpirator agreed to accept $8,914.18 in cash and to accept a promissory note from Vapotherm for the $80,000 balance with interest accruing on the note at 1% over the prime rate. The note matures on March 30, 2003. Future royalties are to be paid on a quarterly basis. In return, Vapotherm extended the term of the agreement for an additional year through September 27, 2006. A copy of the letter commemorating the revised agreement is attached to this report as exhibit 10.0.



ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

EXHIBIT NUMBER  TITLE                                                              LOCATION

          10.0    Material Contract; Revised Licensing Agreement. . . . . . . . .  Attached

          99.1    Certification of Chief Executive Officer pursuant to Section. .  Attached
                  906 of the Sarbanes-Oxley Act of 2002

          99.2    Certification of Chief Financial pursuant to Section 906 of the  Attached
                  Sarbanes-Oxley Act of 2002

Reports on Form 8-K: No reports on Form 8-K were filed by the Company during the quarter ended September 30, 2002.

                                   SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 TRANSPIRATOR  TECHNOLOGIES,  INC.


Date:  November  14,  2002       /s/Raymond  J.  Romano
                                 -------------------------
                                 Raymond  J.  Romano
                                 CEO  and  Chief  Financial  Officer