Form 10QSB
period 2002-12-31
TRANSPIRATOR TECHNOLOGIES INC /DE/
filed 2003-02-19
CIK 810691

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

     [  X  ]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF THE
SECURITIES  EXCHANGE  ACT  OF  1934

     For  the  quarterly  period  ended  December  31,  2002

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of December 31, 2002: 3,405,950 shares of common stock, $.01 par value.

Transitional  Small  Business  Format:  Yes  [   ]  No  [  X  ]


                                  FORM 10-QSB
                        TRANSPIRATOR TECHNOLOGIES, INC.

                                      INDEX

PART I.   Financial Information                                            Page

          Item 1.  Unaudited Financial Statements                             3

          Balance Sheets (Unaudited) December 31, 2002 and March 31, 2002     4

          Statements of Operations (Unaudited) for the Three Months ended
          December 31, 2002 and 2001 and for the Nine Months Ended
          December 31, 2002 and 2001.                                         5

          Condensed Statement of Cash Flows (Unaudited) for the Nine
          Months Ended December 31, 2002 and 2001.                            6

          Notes to Condensed Unaudited Financial Statements                   7

          Item 2.  Management's Discussion and Analysis of Financial
          Condition or Plan of Operation                                      9

          Item 3.    Controls and Procedures                                 10

PART II.  Other Information

          Item 2.  Recent Sales of Unregistered Securities                   10

          Item 5.  Certain Relationships and Related Transactions            10

          Item 6.  Exhibits and Reports on Form 8-K                          10

          Signatures                                                         11

          Certification                                                      12

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


                        TRANSPIRATOR TECHNOLOGIES, INC.
                                 BALANCE SHEETS
                                      AS OF


                                                                       DECEMBER 31,    MARCH 31,
                                                                           2002           2002
                                                                      --------------  ------------
                                                                       UNAUDITED
ASSETS
Current Assets:
  Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $      34,397   $    55,879
  Royalties and interest receivable. . . . . . . . . . . . . . . . .         92,687        78,889
  Other current assets . . . . . . . . . . . . . . . . . . . . . . .          2,300         2,098
                                                                      --------------  ------------
   Total Current Assets: . . . . . . . . . . . . . . . . . . . . . .        129,384       136,866

Patents, Net . . . . . . . . . . . . . . . . . . . . . . . . . . . .              -             -
                                                                      --------------  ------------

   Total Assets. . . . . . . . . . . . . . . . . . . . . . . . . . .  $     129,384   $   136,866
                                                                      ==============  ============


        LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued expenses. . . . . . . . . . . . . . .  $      50,309   $    45,220
  Notes payable - related parties. . . . . . . . . . . . . . . . . .         29,750        29,750
                                                                      --------------  ------------
     Total Current Liabilities . . . . . . . . . . . . . . . . . . .         80,059        74,970
                                                                      --------------  ------------


Related party transactions (notes 2 and 3)

Stockholders' Equity:
 Preferred stock, $.10 par value - 1,000,000 shares
  authorized, none outstanding
 Common Stock , $.10 par value - 3,500,000 shares       authorized,
  3,405,950 and 3,325,950 issued and outstanding . . . . . . . . . .         34,060        33,260
  at December 31, 2002 and March 31, 2002 respectively
 Additional paid-in capital. . . . . . . . . . . . . . . . . . . . .      3,595,097     3,593,097
 Retained Earnings . . . . . . . . . . . . . . . . . . . . . . . . .     (3,579,832)   (3,564,461)
                                                                      --------------  ------------
   Total Stockholders Equity . . . . . . . . . . . . . . . . . . . .         49,325        61,896
                                                                      --------------  ------------

Total Liabilities and Stockholders Equity. . . . . . . . . . . . . .  $     129,384   $   136,866
                                                                      ==============  ============

    The accompanying notes are an integral part of these financial statements


                             TRANSPIRATOR TECHNOLOGIES, INC.
                            CONDENSED STATEMENT OF OPERATIONS
                                       (UNAUDITED)


                                               Three Months Ended          Nine Months Ended
                                                  December 31,              December 31,
                                            ------------------------  ------------------------
                                               2002         2001         2002         2001
                                            -----------  -----------  -----------  -----------
Revenue. . . . . . . . . . . . . . . . . .  $    3,854   $      795   $   21,785   $    9,147

General and administrative expenses. . . .      11,250        3,638       38,757       15,853

                                            -----------  -----------  -----------  -----------
      Loss from operations . . . . . . . .      (7,396)      (2,843)     (16,972)      (6,706)


Interest (Income) Expense. . . . . . . . .        (629)        (717)      (1,601)      (2,668)
                                            -----------  -----------  -----------  -----------
Net loss . . . . . . . . . . . . . . . . .  $   (6,767)  $   (2,126)  $  (15,371)  $   (4,038)
                                            ===========  ===========  ===========  ===========

Basic and diluted loss per share . . . . .  $   (0.002)  $   (0.001)  $   (0.005)  $   (0.001)
                                            ===========  ===========  ===========  ===========

Weighted average number of shares
outstanding for basic and diluted earnings
 per share . . . . . . . . . . . . . . . .   3,342,839    3,325,950    3,331,580    3,325,950
                                            ===========  ===========  ===========  ===========

    The accompanying notes are an integral part of these financial statements


                        TRANSPIRATOR TECHNOLOGIES, INC.
                        CONDENSED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                      Nine months ended
                                                         December 31,
                                                     --------------------
                                                       2002       2001
                                                     ---------  ---------
Cash Flows from operating activities:
  Net  (loss) income. . . . . . . . . . . . . . . .  $(15,371)  $ (4,038)
  Adjustments to reconcile net earnings (loss)
    to net cash provided by (used in) operating
    activities:
    Common stock issues for services. . . . . . . .     2,800
    Amortization. . . . . . . . . . . . . . . . . .         -          -
    Increase in receivables . . . . . . . . . . . .   (14,000)   (13,374)
    Increase in accounts payable. . . . . . . . . .     5,089      9,163
    Net cash provided by (used in)
                                                     ---------  ---------
      operations. . . . . . . . . . . . . . . . . .    (6,111)    (4,211)
                                                     ---------  ---------

Net increase (decrease) in cash . . . . . . . . . .   (21,482)    (8,249)

Cash at beginning of the year . . . . . . . . . . .    55,879     44,781
                                                     ---------  ---------

Cash at December 31, 2002 and 2001. . . . . . . . .  $ 34,397   $ 36,532
                                                     =========  =========


Supplemental Disclosures of Cash Flow Information:

Interest Income . . . . . . . . . . . . . . . . . .  $  1,601   $  2,668


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

The Company's Common Stock is currently quoted on the OTC Bulletin Board under the symbol TPRT.

THREE AND NINE MONTHS ENDED DECEMBER 31, 2002 VERSUS THREE AND NINE MONTHS ENDED DECEMBER 31, 2001

Royalties received for the three months and nine months ended December 31, 2002 were $3,854 and $21,785 respectively, compared to $795 and $9,147 for the comparative periods of the prior year. These increases are the result of sales of the first product produced under the licensing agreement. The licensing agreement originally provided for royalties from the sale of products developed from use and further enhancements of the patents through September 27, 2005. During September 2002 the Company converted $80,000 of royalties due into a promissory note receivable maturing March 30, 2003. In return, the licensee extended the termination date of the agreement to September 27, 2006. Future royalties are due according to the license agreement and interest will accrue to the maturity of the note. The agreement also provides an option for the patents to be purchased for $2,000,000. There is no assurance that the licensee's product will be commercially viable and that the Company will receive additional royalties under this licensing agreement.

General and administrative expenses were $11,250 and $38,757 for the three and nine months ended December 31, 2002 compared to $3,638 and $15,853 for the comparative periods of the prior year. The increase in general and administrative expenses is largely due to legal and accounting fees associated with our public reporting requirements and with becoming listed on the Pink Sheets in the third quarter of 2002. During December, the company amended its employment agreements with its officers. The original agreement paid each of the two officers $12,000 per year. The amendment replaces the annual payment with an hourly rate of $50. Additionally the Board issued 80,000 shares for services rendered by the two officers and a Director valued at $2,800. It is expected that this trend will continue for the foreseeable future.

STATEMENT  OF  CASH  FLOWS

The  net  cash  decrease of $15,371and $4,038 for the nine months ended December
31, 2002 and 2001 were the result of the net loss of $15,371 and $4,038 and increases in royalties and interest receivable of $14,000 and $13,374 offset by increases in accounts payable of $5,089 and $9,163 respectively.

LIQUIDITY  AND  CAPITAL  RESOURCES

At December 31, 2002 the Company had total assets of $129,384 consisting of $34,397 in cash, and $94,987 of interest and royalties receivable from its licensee. Current liabilities are $80,059 consisting of unpaid salaries, accrued interest and related party notes payable. The Company's annual and quarterly operating results will be affected by a number of factors, the most important of which will be the realization of royalties as outlined above. Future administrative expenses relating to legal, salaries and accounting expenses are expected to remain stable.

NET  OPERATING  LOSS  CARRYFORWARDS

The Company has net operating loss carryforwards for Federal Income Tax purposes of approximately $2,632,000 expiring periodically through 2013. The ability of the company to utilize the NOL is not probable at December 31, 2002 and therefore, no benefit has been recorded.

PLAN  OF  OPERATION

Management intends to continue operating under its licensing agreement with Vapotherm and anticipates that increased liquidity from royalty payments and the expected payment of the promissory note will eventually enable the Company to pay its debts and cover operating expenses. The Company also hopes to develop new respiratory therapy units for human use or to market improved versions of its current product.

Management believes that the Company has sufficient cash on hand to meet its anticipated needs for the foreseeable future. Should the Company find it necessary to raise additional capital, the Company may sell common stock, seek additional advances from officers or directors, or enter into debt financing agreements.

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


                           PART II.  OTHER INFORMATION

ITEM  2.  RECENT  SALES  OF  UNREGISTERED  SECURITIES

On December 12, 2002 the Board of Directors authorized the issuance of 80,000 restricted common shares to Transpirator's three officers and directors as compensation for their efforts in securing the re-listing of the Company's stock on the OTC Bulletin Board. The approximate value of the shares at the time of issue was $2,800 or 0.035 per share. The shares were issued as follows: Mr. Romano received 40,000 shares and Mr. Signorelli and Mr. Porcella each received 20,000 shares. The shares were issued in reliance of the exemption provided by
Section 4(2) of the Securities Act of 1933. No underwriters were involved in the issuance, no public solicitations were made by the Company and no commissions were paid. At the date of this report, the certificates reflecting these shares have not yet been issued.

ITEM  5.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

At the same meeting, the Board of Directors voted unanimously to modify the existing employment agreements with the officers and directors retroactive to April 1, 2002. Under the previous agreement, the officers and directors had been accruing salaries of $1,000 per month. Under the new agreement, officers and directors will be paid $50 per hour for each hour worked and timesheets will be submitted each quarter. The Company has not yet put this amendment in writing.

Also on December 12, 2002, the officers and directors unanimously approved the licensing agreement with Vapotherm as modified September 25, 2002. The terms of the modified agreement were previously reported on Form 10-QSB for the period ended September 30, 2002.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.


EXHIBIT NUMBER  TITLE                                                              LOCATION
          99.1  Certification of Chief Executive Officer and Chief Financial       Attached
                Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


REPORTS ON FORM 8-K: No reports on Form 8-K were filed by the Company during the quarter ended December 31, 2002.

                                   SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     TRANSPIRATOR  TECHNOLOGIES,  INC.


Date: February 17, 2003              /s/Raymond  J.  Romano
                                     ----------------------------------
                                     Raymond  J.  Romano
                                     CEO  and  Chief  Financial  Officer

                                  CERTIFICATION

I, Raymond J, Romano, the Chief Executive Officer and Chief Financial Officer of Transpirator Technologies, Inc. (the "Company"), certify that:

1.  I  have  reviewed  this  quarterly  report  on  Form  10-QSB of the Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


February  17,  2003                /s/Raymond  J.  Romano
                                   -------------------------
                                   Chief  Executive  Officer
                                   Chief  Financial  Officer