Form 10KSB
period 2003-03-31
TRANSPIRATOR TECHNOLOGIES INC /DE/
filed 2003-06-30
CIK 810691

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-KSB

[  X ]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXHANGE ACT
OF  1934

For  the  Fiscal  Year  ended  March  31,  2003

[   ]     TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXHANGE
ACT  OF  1934  For  the  transition  period  from  _____  to  _____

                             Commission File Number:
                                     0-15654

                         TRANSPIRATOR TECHNOLOGIES, INC.
           (Name of small business issuer as specified in its charter)

               DELAWARE                                22-2789408
   (State or other jurisdiction of      (I.R.S. Employer Identification Number)
    incorporation or organization)

                       2 DANIEL ROAD FAIRFIELD, NJ  07004
              (Address and zip code of principal executive offices)

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

Our common stock is quoted on the Over the Counter Bulletin Board under the symbol TPRT. On June 25, 2003 the aggregate market value of the voting stock of Transpirator Technologies, Inc. held by non-affiliates was approximately $372,117 based on the average sale price of $0.38 for the registrant's common stock on that date as reported by The National Quotations Bureau, LLC. At June 25, 2003 there were 3,405,950 shares of the registrant's common stock outstanding.

The  issuer's  revenue  for  the  fiscal  year ended March 31, 2003 was $32,524.

Documents  Incorporated  by  Reference:  None

Transitional  Small  Business  Disclosure  Format:  Yes  [   ]  No  [  X  ]



                                   TRANSPIRATOR TECHNOLOGIES, INC.

                                   FORM  10-KSB,  MARCH  31,  2003

                                                INDEX


                                                                                             Page

PART I .  Item 1.  Description of Business                                                      3

          Item 2.  Description of Property                                                      5

          Item 3.  Legal Proceedings                                                            5

          Item 4.  Submission of Matters to a Vote of Security Holders                          5

PART II.  Item 5.  Market for Common Equity and Related Stockholder Matters                     6

          Item 6.  Management's Discussion and Analysis or Plan of Operation                    7

          Item 7.  Financial Statements                                                         8

          Item 8.  Changes In and Disagreements with Accountants on Accounting and
          Financial Disclosure                                                                  8

PART III  Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance
          with Section 16(a) of the Exchange Act                                                9

          Item 10.  Executive Compensation                                                      9

          Item 11.  Security Ownership of Certain Beneficial Owners and Management             10

          Item 12.  Certain Relationships and Related Transactions                             12

          Item 13.  Exhibits and Reports on Form 8-K                                           12

          Item 14.  Disclosure Controls and Procedures                                         13

          Signatures                                                                           13

(Inapplicable  items  have  been  omitted)

                                     PART I

ITEM  1.  DESCRIPTION  OF  BUSINESS

FORWARD  LOOKING  STATEMENTS

This report contains certain forward-looking statements as defined by the Securities Act of 1933 and the Securities Exchange Act of 1934. Transpirator Technologies, Inc. cautions readers that expressions of future goals and similar expressions reflecting something other than historical fact are intended to identify forward-looking statements. Words such as "May," "Will," "Expect," "Believe," "Anticipate," "Intend," and comparable terminology are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. These forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those currently anticipated or discussed in this report. Factors that may affect our results include, but are not limited to, market acceptance of our products and technologies, our ability to secure financing, potential competition from other companies with greater technical and marketing resources, and other factors described in our filings with the Securities and Exchange Commission.

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

In the initial years of operation, Transpirator had sales and rentals of the Equine Unit and Human Unit. However, sales of the Equine product were not substantial enough to be profitable and on January 25, 1990, we granted all rights to the future sales of the Equine Unit to another party in exchange for a note in the amount of $263,000, plus $20,000 in cash and royalties of $200 for each unit sold. The note was payable monthly and was paid off by 1993. The royalty agreement on the Equine Unit expires on January 25, 2010. As of March 31, 2003, Transpirator had not received any subsequent royalties from the sale of Equine Units. Transpirator has kept its charter effective since 1993 to protect its patents and product rights for the Human MT-1000 Unit.

In May of 1997, we entered into a royalty licensing agreement with Vapotherm, Inc., an unrelated Maryland corporation. The agreement provides for the payment of royalties based on sales of the Human Unit products and gives Vapotherm the option to purchase our technology for two million dollars. Additional royalties are to be paid for sales of products equal to 2.5-10% of gross sales, depending upon the product and the total gross sales amounts of the year. The agreement can be terminated at the discretion of the Vapotherm and by giving 30 days notice. The licensing agreement expires on September 27, 2006.

Vapotherm, Inc. has received FDA approval for its initial device using our technology, which began shipping in the previous fiscal year. The device uses membrane technology in circulating warm water to saturate a stream of air/oxygen at or near 100% humidity. The stream is delivered directly into the nasal passages through a high flow nasal cannula at flow rates of 40 liters per minute at temperatures between 34(0)C and 43(0)C. The device has broad applications across numerous respiratory indications including but not limited to Chronic Obstructive Pulmonary Disease, asthma, allergic and atrophic rhinitis, chronic sinusitis and cystic fibrosis.

PROPRIETARY  RIGHTS

Transpirator's U.S. patent applications regarding the method for the treatment of the human respiratory and equine tract with vapor phase water were issued in September 1988 into U.S. Patent No. 4,773,410. Transpirator follows a policy of protecting its proprietary rights to its products to the full extent permissible by law.

OUR  LICENSING  AGREEMENT  WITH  VAPOTHERM

The Licensing Agreement is for the licensing of United States Patent No. 4,773,410 issued September 27, 1988. This patent covers the method and apparatus for the treatment of the respiratory track with vapor-phase water. Vapotherm is responsible for the payment of fees on the patent and they have agreed to spend time, money and effort at no set amount to develop and market new and/or improved respiratory therapy units for the human market. These products may or may not incorporate the patent. Any new products developed will be the sole property of Vapotherm. The Licensing Agreement expires on September 27, 2006.

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

For sales of new products, Transpirator shall receive annual royalties as follows:

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

Royalties paid during year ended March 31, 2003 amounted to $32,524. Upon expiration of the patent Vapotherm will have no further financial obligation under the agreement.

Vapotherm is now the owner of the trademarks of the companies Transpirator and Vapotherm.

COMPETITION

There are a number of companies presently manufacturing devices, which serve the function of introducing humidity into an individual's air stream or oxygen stream for the treatment of illness or maintenance of respiratory health.

Management believes our human Transpirator device differs in significant ways from existing personal humidifiers known to us. Existing personal humidifiers are primarily intended for hospital use in conjunction with other breathing support systems. In addition, they deliver substantially lower flow rates, do not provide for direct administration to the user, and/or are designed to be used with medication. Our device is more compact and less expensive than other respiratory therapy products currently in use. We believe our device may be used in a wider variety of applications than humidifiers designed strictly for hospital use.

Many, if not all, of the symptoms which Transpirator's devices are intended to address can also be treated by various medications. There is the possibility that new medications may reduce or eliminate the need for our products.

Many of the companies competing in the human humidification market have greater resources than Transpirator. Our competitors may develop respiratory therapy products that less expensive or more effective than the Transpirator device. In addition, our competitors may have greater resources for marketing, distributing and promoting their products.

EMPLOYEES

We rely on the efforts of our officers and directors to conduct our business and do not anticipate hiring additional employees in the foreseeable future. In August of 1998 we agreed to pay Ray Romano and John Porcella $1,000 per month through May of 2003. Beginning in 2002, we amended our employment agreements to compensate our officers and directors on an hourly basis at $50.00 per hour. At the date of this report, we owed our officers and directors approximately $49,049 in accrued salaries and fees.

ITEM  2.  DESCRIPTION  OF  PROPERTY

Transpirator owns the patent on the technology and apparatus for treating respiratory disorders through vapor-phase respiration therapy. The patent was issued by the United States Patent Office on September 27, 1988. The patent number is 4,773,410.

Transpirator does not own any real property. We use office space provided without charge by Mr. Romano. We believe the use of this office space is of negligible monetary value as we do not require substantial office facilities or support staff to conduct our operations.

ITEM  3.  LEGAL  PROCEEDINGS

Management is not aware of any current or pending legal proceedings involving Transpirator or any of our officers or directors.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITIES  HOLDERS

No matters were submitted to a vote of security holders during the period covered by this report.

                                     PART II

ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

Our common stock is currently quoted on the Over the Counter Bulletin Board under the symbol TPRT.

At March 31, 2003 the number of record holders of our common stock was 119. Total shares issued and outstanding were 3,405,950. The number of record holders was determined from our shareholders' list, and does not include beneficial owners whose shares are held in nominee accounts with brokers, dealers, banks and clearing agents. The following table lists the average bid and ask prices on our common stock from April 2, 2001 through March 31, 2003.


                                CLOSING BID    CLOSING ASK

2003                           HIGH     LOW    HIGH     LOW

Jan 2 through March 31. . . .   .11      .02    1.01     .23

2002                           HIGH      LOW   HIGH      LOW

October 1 through December 31   .03      .02     .05     .05

July 1 through September 30 .   .03     .001     .10     .10

April 1 through June 28 . . .  .001     .001    none    none

January 2 through March 28. .  .001     .001    none    none

2001                           HIGH      LOW    HIGH     LOW

October 1 through December 31  .001     .001     .02     .02

July 2 through September 28 .  none      none    .05     .02

April 2 through June 29 . . .  none      none   none    none

The above quotations, as provided by the National Quotation Bureau, LLC, represent prices between dealers and do not include retail markup, markdown or commission. In addition, these quotations do not represent actual transactions.

At the date of this report we have not paid any dividends on our common stock. We do not contemplate paying any dividends in the foreseeable future.

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

On April 6, 1999 the Board of Directors authorized payment of 20,000 shares to an attorney for services valued at $23,500, however, a certificate reflecting this transaction was not issued until October of 2002. The securities were offered in a private transaction without registration in reliance on the exemption provided by Section 4(2) of the Securities Act. No broker was involved and no commissions were paid in the transaction.

On April 6, 1999, the Board of Directors authorized the payment of 450,000 shares of common stock to the three directors of the Company. These shares were not issued until May 9, 2002, when the Board of Directors approved the issuance of an additional 330,000 shares to Transpirator's officers and directors. As a result, On May 9, 2002, a total of 780,000 shares of common stock were issued to Transpirator's officers and directors as compensation for overseeing operations from the date of organization in December of 1986 through March 2002. The securities were offered in a private transaction without registration in reliance on the exemption provided by Section 4(2) of the Securities Act. No broker was involved and no commissions were paid in the transaction.

ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

The following discussion and analysis should be read in conjunction with the audited financial statements and the notes included thereto beginning on page F-1 of this report.

RESULTS  OF  OPERATIONS

Vapotherm, Inc. has received FDA approval for its initial device using our patent, which it started shipping in 2002. Our licensing agreement provides for future royalties on a percentage basis from the sale of products developed from use and further enhancement of the patents through the expiration of the patent. The agreement also provides an option for the patents to be purchased by Vapotherm for $2,000,000.

During the fiscal year ended March 31, 2003, Vapotherm paid $32,524 in cash royalties under our licensing agreement. In September of 2002, we converted $80,000 of royalties due from Vapotherm into an unsecured promissory note. The note was in default as of March 30, 2003, however, management has been assured that payment will be forthcoming in July of 2003. Total royalties receivable at March 31, 2003 were $103,426.

YEARS  ENDED  MARCH  31,  2003  AND  MARCH  31,  2002

Revenues for the year ended March 31, 2003 consisted of $32,524 in royalties received from Vapotherm under our licensing agreement. We also had interest income of $2,232. General and administrative expenses were $42,262 consisting mainly of professional, legal and accounting fees relating to preparing and filing our public reports. As a result, Transpirator realized a net loss of $7,506 during the year ended March 31, 2003.

For the fiscal year ended March 31, 2002, our revenues consisted of $13,951 in royalties received from Vapotherm under our licensing agreement. We also had interest income of $3,136. General and administrative expenses were $19,672. As a result, we realized a net loss of $2,585 during the year ended March 31, 2002.

LIQUIDITY  AND  CAPITAL  RESOURCES

At March 31, 2003, our total assets were $141,765. Current assets consisted of $34,889 in cash, $23,426 in royalties and interest receivable and $3,450 in other current assets. Other assets consisted of the $80,000 unsecured note receivable from Vapotherm.

Total current liabilities at March 31, 2003 were $84,575 consisting of $54,825 in accounts payable and $29,750 in notes payable to officers. Accounts payable consisted mainly of $49,049 in accrued unpaid salaries due to two officers and directors under an employment agreement.

For the year ended March 31, 2002, our total current assets were $136,866 consisting of $55,879 in cash, $78,889 in royalties and interest receivable and $2,098 in other assets. Current liabilities consisted of $45,220 in accounts payable and $29,750 in notes payable to related parties. Accounts payable for the year ended March 31, 2002 consisted mainly of accrued unpaid salaries due to two officers and directors.

Our operating results during the next twelve months will be affected by a number of factors. We expect to receive approximately $103,426 representing the remaining balance of minimum royalty payments, interest and notes receivable under our licensing agreement. We also anticipate receiving additional royalty payments as they become current. We will continue to incur legal, accounting, printing and other costs associated with keeping our financial records current with the SEC. We anticipate that professional costs will be approximately $25,000 during the next twelve months. We previously had employment agreements with two officers for salaries of $12,000 per year. As of March 31, 2003, these salaries have not been paid. Effective January 1, 2002, we revised the employment agreements to provide compensation at $50.00 per hour. We anticipate that this will lower our administrative costs.

PLAN  OF  OPERATION

Vapotherm began shipping products using our patents in fiscal 2002 and our revenues have increased over the past two years. Management intends to continue operating under our licensing agreement with Vapotherm, and we anticipate that increased liquidity from royalty payments will eventually exceed operating expenses. During the coming months, we will focus our efforts on developing new markets for our products. We will also be working with Vapotherm to expand existing markets. Long-term goals include developing new respiratory products and/or improving our existing technology.

NET  OPERATING  LOSS  CARRY  FORWARDS

As of March 31, 2003, we had a net operating loss for Federal Income Tax purposes of approximately $1,711,090, which began to expire in 2002. Our ability to utilize the net operating loss is not probable at March 31, 2003 and therefore, no benefit has been recorded.

ITEM  7.  FINANCIAL  STATEMENTS

The response to this item is incorporated by reference to the financial statements attached to this report beginning with the Index to Financial
Statements  on  page  F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth the name, age, position and office term of each executive officer and director of the Company.


NAME             AGE                    POSITIONS                     SINCE

Raymond Romano.   51  Chairman of the Board, Chief Executive Officer   1985
                      and Director

John Porcella .   52  President and Director                           1985

John Signorelli   60  Director                                         1987

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


                           SUMMARY COMPENSATION TABLE

NAME AND PRINCIPAL POSITION  YEAR  SALARY ($)  BONUS ($)     OTHER ANNUAL
                                                             COMPENSATION

Ray Romano. . . . . . . . .  2003     -0- (1)        -0-    40,000 shares of
  Chief Executive Officer                                 common stock (2)
  Chief Financial Officer .  2002     -0- (1)        -0-   280,000 shares of
  Director                                                common stock (3)
                             2001     -0- (1)        -0-                 -0-

John Porcella . . . . . . .  2003     -0- (1)        -0-    20,000 shares of
  President                                               common stock (2)
  Director. . . . . . . . .  2002     -0- (1)        -0-   280,000 shares of
                                                          common stock (3)
                             2001     -0- (1)        -0-                 -0-

John Signorelli . . . . . .  2003        -0-         -0-    20,000 shares of
  Director                                                common stock (2)
                             2002        -0-         -0-   220,000 shares of
                                                          common stock (3)
                             2001        -0-         -0-                 -0-

     (1) Transpirator formerly had employment agreements with Mr. Romano and Dr. Porcella providing for the payment of $12,000 per year to each officer. Beginning in 2002, the annual salaries were replaced with an hourly salary of $50.00 payable to all officers and directors. As of March 31, 2003, total accrued salaries payable were approximately $49,049.

     (2) On December 12, 2002, the Board of Directors authorized the issuance of 80,000 shares of common stock to Transpirator's three officers and directors as compensation for their efforts in securing the re-listing of the Company's stock on the OTC Bulletin Board. The approximate value of the shares at the time of issue was $2,800 or 0.035 per share. The securities were offered in a private transaction without registration in reliance on the exemption provided by Section 4(2) of the Securities Act. No broker was involved and no commissions were paid in the transaction.

     (3) On May 9, 2002, a total of 780,000 shares of common stock were issued to the Transpirator's three officers and directors. John Signorelli received 220,000 shares and Ray Romano and John Porcella each received 280,000 shares. The securities were offered in a private transaction without registration in reliance on the exemption provided by Section 4(2) of the Securities Act. No broker was involved and no commissions were paid in the transaction.

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

The following table sets forth as of March 31, 2003 the number and percentage of the 3,405,950 shares of outstanding common stock, par value $0.01 which, according to the information supplied to Transpirator, were beneficially owned by (i) each person who is currently a director of Transpirator, (ii) each executive officer, (iii) all current directors and executive officers of Transiprator as a group and (iv) each person who, to the knowledge of Transpirator, is the beneficial owner of more than 5% of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.


NAME AND ADDRESS                      NUMBER OF SHARES   % OF SHARES
                                     BENEFICIALLY OWNED

NFS Services, Inc. (1). . . . . . .             812,500        23.86%
39 Broadway Suite 2020
New York, NY 10006

Bruce Kurchack (2). . . . . . . . .             470,196        13.81%
11162 N. 129th Way
Scottsdale, AZ 85259

Raymond J. Romano (3) . . . . . . .             404,000        11.86%
108 Darren Drive
Basking Ridge, NJ 07920

John E. Porcella (3). . . . . . . .             305,000         8.95%
8 North Hinterlands Dr.
Rhinebeck, NY 12572

John J. Signorelli (3), (4) . . . .             260,000         7.63%
25 Mandia Lane
Goldens Bridge, NY 10526

Richard K. Greene . . . . . . . . .             175,000         5.14%
1810 Mountain Top Road
Bridgewater, NJ 08807

Officers and Directors as a Group:.             969,000        28.45%
3 People

     (1) Transpirator management received a copy of a Schedule 13D, on January 4, 1989, as amended April 18, 1989, filed on behalf of J.T. Moran & Co., Inc. Moran was a registered broker dealer and was the underwriter of Transpirator's initial public offering in 1986. The Schedule 13D reported that Moran had acquired a total of 1,023,650 shares of which 812,500 were acquired in a private transaction with Oxygen Enrichment Company, Ltd. The balance of 211,150 shares were reported to have been acquired by Moran in its capacity as a market maker for Transpirator stock at various prices relative to the market. Management has been informed that OECO and Moran have both been liquidated by the Bankruptcy Court. During the fiscal year ended March 31, 2002, Transpirator hired counsel to determine the legal owner of these shares. It was determined that NFS Services purchased all of the assets of Moran from the United States Trustee after JTM filed its Chapter 7 bankruptcy. Transpirator issued a new stock certificate to NFS Services and cancelled the existing OECO stock certificate. NFS has posted a bond in the event that another person claims ownership of the stock.

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

During fiscal 1998, Transpirator entered into employment agreements with two officers, Ray Romano and John Porcella. The employment agreements commenced August 1, 1998 and provided for the payment of an aggregate salary of $12,000 per year for three years. Effective 2002, the agreement was modified to provide compensation at a rate of $50.00 per hour. No salaries have been paid under the agreement. At March 31, 2003 total compensation due to officers was approximately $49,049.

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

In 1987, officers and directors advanced a total of $29,750 to Transpirator to help pay operating expenses. Mr. Romano advanced $23,750 and Dr. Porcella advanced $6,000. The advances accrue interest at 7% per annum and are payable on demand.

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K


EXHIBIT NUMBER  TITLE                                                              LOCATION

          99.1  Certification of Chief Executive Officer and Chief Financial. . .  Attached
                Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          99.2  Certification of Chief Executive Officer and Chief Financial. . .  Attached
                Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

          99.3  Transpirator Technologies Code of Business Ethics and Corporate .  Attached
                Conduct

REPORTS  ON  FORM  8-K:

No reports on Form 8-K were filed by Transpirator during the last quarter of the period covered by this report.

ITEM  14.  DISCLOSURE  CONTROLS  AND  PROCEDURES

Our management is responsible for maintaining effective disclosure controls and procedures. Within the 90-day period prior to the date of this report, we evaluated the effectiveness and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective. There have been no significant changes in internal controls or other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

To help ensure the effectiveness of our disclosure controls and procedures, we have recently adopted a corporate Code of Ethics and Business Conduct. In pertinent part, the Code authorizes the establishment of an audit committee to oversee the effectiveness of our disclosure and reporting procedures. A copy of the Code is attached as an exhibit to this report.


                                   SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          TRANSPIRATOR TECHNOLOGIES, INC.




Date:  June  27,  2003                    By:  /s/Raymond  J.  Romano
                                          ----------------------------
                                          Raymond  J.  Romano
                                          Chief  Executive  Officer
                                          Chief  Financial  Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  June  27,  2003                    By:  /s/Raymond  J.  Romano
                                          ----------------------------
                                          Raymond  J.  Romano
                                          Director


Date:  June  27,  2003                    By:  /s/John  Signorelli
                                          --------------------------
                                          John  Signorelli
                                          Director


Date:  June  27,  2003                    By:  /s/John  Porcella
                                          -----------------------
                                          John  Porcella
                                          Director


                  INDEX TO FINANCIAL STATEMENTS

               TRANSPIRATOR  TECHNOLOGIES,  INC.


AUDITED FINANCIAL STATEMENTS
----------------------------

Independent Auditors' Report. . . . . . . . . . . . .         F-2

Balance Sheets, March 31, 2003 and 2002 . . . . . . .         F-3

Statements of Operations for the Years Ended
     March 31, 2003 and 2002. . . . . . . . . . . . .         F-4

Statements of Changes in Stockholders' Equity for the
     Years Ended March 31, 2003 and 2002. . . . . . .         F-5

Statements of Cash Flows for the Years Ended
     March 31, 2003 and 2002. . . . . . . . . . . . .         F-6

Notes to Financial Statements for the Years
     Ended March 31, 2003 and 2002. . . . . . . . . .  F-7 - F-11

                          INDEPENDENT AUDITORS' REPORT



Stockholders and Board of Directors of Transpirator Technologies, Inc
2  Daniel  Road,  Fairfield,  NJ  07004-2903

We have audited the accompanying balance sheets of Transpirator Technologies, Inc., (the "Company") at March 31, 2003 and 2002 and the related statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at March 31, 2003 and 2002, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.


                            /s/BRIMMER,  BUREK  &  KEELAN  LLP
                            -----------------------------------




                           Certified  Public  Accountants

June  6,  2003



                        TRANSPIRATOR TECHNOLOGIES, INC.

                                 BALANCE SHEETS



                                                           MARCH  31,
                                                   --------------------------

                                                       2003          2002
                                                   ------------  ------------
ASSETS
Current assets:
Cash. . . . . . . . . . . . . . . . . . . . . . .  $    34,889   $    55,879
Royalties and interest receivable . . . . . . . .       23,426        78,889
  Other current assets. . . . . . . . . . . . . .        3,450         2,098
                                                   ------------  ------------

    Total current assets. . . . . . . . . . . . .       61,765       136,866
                                                   ------------  ------------

Other Assets:
Unsecured note receivable . . . . . . . . . . . .       80,000             -
                                                   ------------  ------------


Total . . . . . . . . . . . . . . . . . . . . . .  $   141,765   $   136,866
                                                   ============  ============



LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses . . . . . .  $    54,825   $    45,220
  Notes payable - related parties . . . . . . . .       29,750        29,750
                                                   ------------  ------------

Total current liabilities . . . . . . . . . . . .       84,575        74,970
                                                   ------------  ------------

Stockholders' equity:
Preferred stock, $.10 par value - 1,000,000
  shares authorized; none outstanding . . . . . .            -             -
Common stock, $0.01 par value, 3,500,000
  shares authorized; 3,405,950 and 3,325,950
  shares issued and outstanding at March 31, 2003
  and 2002 respectively . . . . . . . . . . . . .       34,060        33,260
Additional paid-in capital. . . . . . . . . . . .    3,595,097     3,593,097
Accumulated deficit . . . . . . . . . . . . . . .   (3,571,967)   (3,564,461)
                                                   ------------  ------------

Total stockholders' equity. . . . . . . . . . . .       57,190        61,896
                                                   ------------  ------------

Total . . . . . . . . . . . . . . . . . . . . . .  $   141,765   $   136,866
                                                   ============  ============

The  accompanying  notes  are  an  integral  part  of  the financial statements.



                        TRANSPIRATOR TECHNOLOGIES, INC.

                            STATEMENTS OF OPERATIONS



                                                  YEARS  ENDED  MARCH  31,
                                                  ------------------------

                                                     2003         2002
                                                  -----------  -----------

Revenue. . . . . . . . . . . . . . . . . . . . .  $   32,524   $   13,951

General and administrative expenses. . . . . . .      42,262       19,672
                                                  -----------  -----------

Income (loss) from operations. . . . . . . . . .      (9,738)      (5,721)

Interest income (expense). . . . . . . . . . . .       2,232        3,136
                                                  -----------  -----------

Net earnings (loss). . . . . . . . . . . . . . .  $   (7,506)  $   (2,585)
                                                  ===========  ===========

Basic and diluted earnings (loss) per share. . .       (.002)       (.001)
                                                  ===========  ===========

Weighted-average number of shares outstanding
for basic and diluted earnings (loss) per share.   3,349,840    3,325,950
                                                  ===========  ===========

The  accompanying  notes  are  an  integral  part  of  the financial statements.



                                       TRANSPIRATOR  TECHNOLOGIES,  INC.

                              STATEMENTS  OF  CHANGES  IN  STOCKHOLDERS'  EQUITY

                              FOR  THE  YEARS  ENDED  MARCH  31,  2003  AND  2002


                                       Common  Stock       Additional                 Total
                           Preferred   01  Par  Value      Paid-In      Accumulated   Stockholders'
                                      ------------------
                           Stock      Shares      Amount   Capital      Deficit       Equity
                           ---------  ----------  -------  -----------  ------------  -------------

Balance at March 31, 2001      -       3,325,950  $33,260  $3,593,097   $(3,561,876)   64,481

Net loss. . . . . . . . .      -              -                   -          (2,585)   (2,585)
                           ---------  ----------  -------  -----------  ------------  -------------

Balance at March 31, 2002      -       3,325,950  $33,260  $3,593,097   $(3,564,461)  $61,896

Net loss. . . . . . . . .      -              -        -           -         (7,506)   (7,506)

Common stock issued . . .      -          80,000      800  $    2,000             -   $ 2,800
                           ---------  ----------  -------  -----------  ------------  -------------
    for services

Balance at March 31, 2003      -       3,405,950  $34,060  $3,595,097   $(3,571,967)   57,190
                           =========  ==========  =======  ===========  ============  =============

The  accompanying  notes  are  an  integral  part  of  the financial statements.



                        TRANSPIRATOR TECHNOLOGIES, INC.

                            STATEMENTS OF CASH FLOWS


                                                              Years Ended March 31,
                                                              ---------------------
                                                                2003       2002
                                                              ---------  ----------
Cash flows from operating activities:
Net earnings (loss). . . . . . . . . . . . . . . . . . . . .  $ (7,506)  $(2,585)
    Adjustments to reconcile net earnings (loss) to net
       cash provided by (used in) operating activities:
    Common stock issued for services . . . . . . . . . . . .     2,800
    (Increase) decrease in:
      Royalties and interest receivable and other assets . .   (24,537)    3,611
      Other current assets . . . . . . . . . . . . . . . . .    (1,352)     (368)
    Increase (decrease) in:
      Accounts payable and accrued expenses. . . . . . . . .     9,605    10,440
                                                              ---------  ----------


        Net cash provided by (used in) operating activities.   (20,990)   11,098
                                                              ---------  ----------

Net increase (decrease) in cash. . . . . . . . . . . . . . .   (20,990)   11,098

Cash at beginning of year. . . . . . . . . . . . . . . . . .    55,879    44,781
                                                              ---------  ----------

Cash at end of year. . . . . . . . . . . . . . . . . . . . .  $ 34,889   $55,879
                                                              =========  ==========



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest Paid. . . . . . . . . . . . . . . . . . . . . . . .  $      -   $     -
                                                              =========  ==========

The  accompanying  notes  are  an  integral  part  of  the financial statements.

                        TRANSPIRATOR TECHNOLOGIES, INC.

                          NOTES TO FINANCIAL STATEMENTS
                           AT MARCH 31, 2003 AND 2002


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

                        TRANSPIRATOR TECHNOLOGIES, INC.

(1)  DESCRIPTION  OF  BUSINESS  AND SIGNIFICANT ACCOUNTING PRINCIPLES, CONTINUED

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE. Basic and diluted earnings (loss) per share were computed based on the weighted average number of common shares outstanding during the period. There were no Diluted Potential Common Shares outstanding during the years ended March 31, 2003 and 2002.

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

ACCOUNTING  REQUIREMENTS.  Financial  Accounting  Standards  130  -  Reporting
     Comprehensive Income establishes standards for reporting comprehensive income. The Standard defines comprehensive income as the change in equity of an enterprise except those resulting from stockholder transactions. All components of comprehensive income are required to be reported in a new financial statement that is displayed with equal prominence as existing financial statements. The company had no comprehensive income in the years ended March 31, 2003 and 2002.

FAIR VALUE OF FINANCIAL INSTRUMENTS. The Company, in estimating its fair value disclosures for financial instruments, uses the following methods and assumptions:

     CASH, ROYALTIES RECEIVABLE AND ACCRUED EXPENSES: The carrying amounts reported in the balance sheet for cash, royalties receivable and accrued expenses approximate their fair value due to the relatively short maturity.

(2)  NOTES  PAYABLE  -  RELATED  PARTIES

Notes  payable  -  related  parties  consists  of  the  following:


                                                         MARCH  31,
                      --------------------------
                                                        2003     2002
                                                       -------  -------
7% notes payable to related parties payable on demand  $29,750  $29,750
                                                       =======  =======

                                                                     (continued)

                        TRANSPIRATOR TECHNOLOGIES, INC.

(3)  RELATED  PARTY  TRANSACTIONS

The Company conducts its operations at the office facilities of an officer of the Company at no cost. During fiscal 1998, the Company entered into employment agreements with two officers of the company. During December 2003, the Company amended its employment agreements with its officers. The original agreement paid each of two officers $12,000 per year. The amendment replaces the annual payment with an hourly rate of $50. Included in accrued expenses is an amount of $7,250 and $4,000 which is officer's salary accrual for the years ended March 31, 2003 and 2002.

The Board of Directors approved the payment of 80,000 shares of common stock to two officers and a director of the Company for services valued at $2800 for the year ended March 31, 2003. These items have been included in general and administrative expenses in the accompanying statements of operations for the year ended March 31, 2003.

(4)  STOCK  OPTION  PLAN

The Company has a stock option plan whereby key full or part-time employees are eligible to receive Incentive Stock Options (ISO) and Nonqualified Stock
     Options and certain directors are eligible to receive nonqualified stock options. The plan provides for awarding options for a minimum of 450,000 shares of the Company's common stock at an exercise price not less than fair market value at the date of the grant. Options are nontransferable and expire within ten years from the date of grant. The period for which options are exercisable is determined by the Board of Directors, however, in no event can options designated as an ISO vest more than $100,000 in any one year, determined at the time of grant. At March 31, 2003 and 2002, no options are issued or outstanding. The plan has been extended through May 17, 2008.

(5)  ROYALTY  LICENSING  AGREEMENT

The Company entered into a royalty license agreement with a unrelated party on May 17, 1997. The agreement provides for the payment of royalties based on sales of the Human Unit products. The agreement provides for the payment of minimum royalty payments of $25,000, $50,000 and $100,000 for the fiscal years ended March 31, 1998, 1999 and 2000, respectively. The royalty being accounted for from the date of the contract which was signed on May 17, 1997. In addition, the agreement provides for the payment of royalties based on the percentage of sales of products ranging from 5% to 10% on existing Human Unit products and 2.5% to 5% for sales of newly developed Human Unit products. The agreement provides the licensee with the option to purchase the patents subject to the licensing agreement for $2,000,000. The agreement can be cancelled by the licensee at any time by giving the Company thirty days written notice of termination. The Company received
     $32,524 during the year ended March 31, 2003. A royalty receivable of $103,426 and $78,889 is included in the years ended March 31, 2003 and 2002, respectively. During September 2002, the Company converted $80,000 of royalties due into a promissory note receivable maturing March 30, 2003. The note is currently in default, however Management has received full assurance from the holder of the note that full payment would be made in July and does not consider it necessary to reserve against it.

                                                                     (continued)

                        TRANSPIRATOR TECHNOLOGIES, INC.

(5)  ROYALTY  LICENSING  AGREEMENT,  CONTINUED

The Company has also entered into a technology licensing agreement with respect to the Equine Unit. The agreement expires January 25, 2010. The agreement provides for the payment of $200 for each Equine Unit produced by the licensee. During the five-year period ended March 31, 2003, the Company has not received any payments with respect to this agreement because no Equine Units have been produced by the licensee.

(6)  INCOME  TAXES

The tax effects of temporary differences that give rise to significant portions of the deferred tax asset are presented below:


                                            AT  MARCH  31,
                                       ------------------------
                                          2003         2002
                                       ----------  ------------
Deferred tax assets:
Net operating loss carryforwards. . .  $ 643,883   $ 1,160,065
General business credit carryforwards          -         2,739
Accrued expenses. . . . . . . . . . .      4,301             -
                                       ----------  ------------

Total gross deferred tax assets . . .    648,184     1,162,804

      Less valuation allowance. . . .   (648,184)   (1,162,804)
                                       ----------  ------------

Net deferred tax assets . . . . . . .  $       -   $         -
                                       ==========  ============

A valuation allowance has been established to reduce the deferred tax assets to an amount that management believes will ultimately be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that temporary differences and carryforwards are expected to be available to reduce taxable income. With respect to the resulting deferred tax assets at March 31, 2003 and 2002, based on the Company's history of operating earnings and expectations for the future, management believes sufficient uncertainty exists regarding the realizability of these items that a valuation allowance is required.




                                                                     (continued)

                         TRANSPIRATOR TECHNOLOGIES, INC.

6)  INCOME  TAXES,  CONTINUED

At March 31, 2003, the Company has net operating loss carryforwards for tax reporting purposes totaling approximately $1,711,090. These carryforwards will expire in the following fiscal years:

     FISCAL  YEAR          AMOUNT
     ------------       ----------

     2004               1,468,000
     2005                 204,000
     2007                   7,000
     2008                   4,000
     2009                  13,000
     2010                   2,000
     2011                   2,000
     2012                   6,000
     2013                      90
     2014                   5,000
                        ---------

                       $1,711,090
                       ==========