Form 10QSB
period 2003-06-30
TRANSPIRATOR TECHNOLOGIES INC /DE/
filed 2003-08-13
CIK 810691

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

     [  X  ]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF THE
SECURITIES  EXCHANGE  ACT  OF  1934

     For  the  quarterly  period  ended  June  30,  2003

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of July 30, 2003, the issuer had 3,405,950 shares of common stock, $.01 par value issued and outstanding.

Transitional  Small  Business  Format:  Yes  [   ]  No  [  X  ]



                                   FORM 10-QSB
                         TRANSPIRATOR TECHNOLOGIES, INC.

                                      INDEX

PART I.   Financial Information                                            Page

          Item 1.  Financial Statements                                       3

          Balance Sheets (Unaudited) June 30, 2003 and March 31, 2003         4

          Statements of Operations (Unaudited) for the Three Months ended
          June 30, 2003 and 2002.                                             5

          Condensed Statement of Cash Flows (Unaudited) for the Three
          Months Ended June 30, 2003 and 2002.                                6

          Notes to Condensed Financial Statements                             7

          Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                 9

          Item 3.  Controls and Procedures                                   10

PART II.  Other Information

          Item 2.  Recent Issuances of Unregistered Securities               10

          Item 5.  Subsequent Events; Letter of Intent, Issuance of
          Convertible Note                                                   10

          Item 6.  Exhibits and Reports on Form 8-K                          11

          Signatures                                                         11

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



                              TRANSPIRATOR  TECHNOLOGIES,  INC.
                                        BALANCE SHEETS
                                            AS OF


                                                                    JUNE  30,      MARCH  31,
                                                                       2003          2003
                                                                   ------------  ------------
                                                                   UNAUDITED
  ASSETS
Current Assets:
  Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    27,262   $    34,889
  Royalties receivable. . . . . . . . . . . . . . . . . . . . . .       34,774        23,426
  Other current assets. . . . . . . . . . . . . . . . . . . . . .        4,600         3,450
                                                                   ------------  ------------
   Total Current Assets:. . . . . . . . . . . . . . . . . . . . .       66,636        61,765

Unsecured notes receivable. . . . . . . . . . . . . . . . . . . .       80,000        80,000
                                                                   ------------  ------------

   Total Assets . . . . . . . . . . . . . . . . . . . . . . . . .  $   146,636   $   141,765
                                                                   ============  ============


        LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued expenses . . . . . . . . . . . . .  $    57,932   $    54,825
  Notes payable - related parties . . . . . . . . . . . . . . . .       29,750        29,750
                                                                   ------------  ------------
     Total Current Liabilities. . . . . . . . . . . . . . . . . .       87,682        84,575
                                                                   ------------  ------------


Stockholders' Equity:
 Preferred stock, $.10 par value 1,000,000 shares authorized, none outstanding

 Common Stock , $.10 par value - 3,500,000 shares authorized,
  3,405,950 issued and outstanding at June 30 and March 31, 2003.       34,060        34,060
                                                                     3,595,097     3,595,097
Additional paid-in capital
 Retained Earnings (Deficit). . . . . . . . . . . . . . . . . . .   (3,570,203)   (3,571,967)
                                                                   ------------  ------------

   Total Stockholders Equity. . . . . . . . . . . . . . . . . . .       58,954        57,190
                                                                   ------------  ------------

Total Liabilities and Stockholders Equity . . . . . . . . . . . .  $   146,636   $   141,765
                                                                   ============  ============

    The accompanying notes are an integral part of these financial statements



                         TRANSPIRATOR TECHNOLOGIES, INC.
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                      Three Months Ended
                                                            June 30,
                                                    ------------------------
                                                       2003         2002
                                                    ------------------------

Revenue. . . . . . . . . . . . . . . . . . . . . .  $   11,347   $    9,098

General and administrative expenses. . . . . . . .      10,213       12,810

                                                    -----------  -----------
      Income (loss) from operations. . . . . . . .       1,134       (3,712)

Interest (income) expense. . . . . . . . . . . . .        (630)        (341)
                                                    -----------  -----------
Net earnings (loss). . . . . . . . . . . . . . . .  $    1,764   $   (3,371)
                                                    ===========  ===========

Basic and diluted earnings (loss) per share. . . .  $    0.001   $   (0.001)
                                                    ===========  ===========

Weighted average number of shares outstanding for
   basic and diluted earnings per share. . . . . .   3,405,950    3,245,950
                                                    ===========  ===========

   The accompanying notes are an integral part of these financial statements.



                         TRANSPIRATOR TECHNOLOGIES, INC.
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                      Three months ended
                                                           June 30,
                                                     --------------------
                                                       2003       2002
                                                     --------------------
Cash Flows from operating activities:
  Net income (loss) . . . . . . . . . . . . . . . .  $  1,764   $ (3,371)
  Adjustments to reconcile net earnings (loss)
    to net cash provided by (used in) operating
    activities:
    Increase in accounts receivable . . . . . . . .   (12,498)    (9,959)
    Increase in accounts payable. . . . . . . . . .     3,107        214
    Net cash provided by (used in)
                                                     ---------  ---------
      operations. . . . . . . . . . . . . . . . . .    (9,391)    (9,745)
                                                     ---------  ---------

Net increase (decrease) in cash . . . . . . . . . .    (7,627)   (13,116)

Cash at beginning of the period . . . . . . . . . .    34,889     55,879
                                                     ---------  ---------

Cash at June 30, 2003 and 2002. . . . . . . . . . .  $ 27,262   $ 42,763
                                                     =========  =========

Supplemental Disclosures of Cash Flow Information:

Interest Paid:. . . . . . . . . . . . . . . . . . .  $      0   $    520
                                                     =========  =========

The  accompanying  notes  are  an  integral  part  of these financial statements

                         Transpirator Technologies, Inc.
                     Notes to Condensed Financial Statements
                                   (Unaudited)

Note1:  Basis  of  Presentation

The unaudited condensed financial statements have been prepared from the books and records of Transpirator Technologies, Inc. (the Company) in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation have been included. It is suggested that the condensed financial statements be read in conjunction with the audited financial statements and notes thereto for the year ended March 31, 2003 included in the company's annual report on Form 10-KSB. Interim results are not necessary indicative of the full year.

Note  2:  Earnings  (Loss)  Per  Common  Share

Earnings (Loss) per common share is based upon the weighted average number of common shares and common equivalent shares outstanding during each period. When stock options and warrants are dilutive, they are included as share equivalents using the treasury stock method.

Note:  3:  Subsequent  events

Proposed  merger

On July 24, 2003, the Company signed a letter of intent to merge with CyGene, Inc. (CyGene) in a transaction that will be accounted for as a reverse merger. The plans for the merger are subject to the due diligence by the parties. The company plans to exchange its shares for shares of CyGene in a recapitalization whereby after the merger, the existing shareholders of the Company will own approximately 15% of the combined companies and the shareholders of CyGene will own approximately 85%. For accounting purposes the transaction will be treated as though CyGene has acquired the Company. The existing assets and liabilities of the Company are to be segregated for the benefit of the current shareholders of the Company, as they exist prior to the merger. The exact manner of the segregation of those assets has yet to be agreed upon by the parties. In addition, as part of the merger, on August 1, 2003 the Company has loaned $100,000 to CyGene. The loan is convertible into shares of the CyGene at a rate of $.50 per share at the discretion of the Company and has a maturity of August
1,  2008.   The  loan  will  bear  interest  at  the  rate  of  5%  per  annum.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD  LOOKING  STATEMENTS

This report contains certain forward-looking statements as defined by the Securities Act of 1933 and the Securities Exchange Act of 1934. Transpirator Technologies, Inc. cautions readers that expressions of future goals and similar expressions reflecting something other than historical fact are intended to identify forward-looking statements. Words such as "May," "Will," "Expect," "Believe," "Anticipate," "Intend," and comparable terminology are intended to identify forward-looking statements but are not the exclusive means of identifying such statements. These forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those currently anticipated or discussed in this report. Factors that may affect our results include, but are not limited to, market acceptance of our products and technologies, our ability to secure financing, potential competition from other companies with greater technical and marketing resources, and other factors described in our filings with the Securities and Exchange Commission

GENERAL

Transpirator Technologies, Inc. was organized to design, develop and market respiratory therapy products for veterinary and human use. The company incorporated in Delaware on December 22, 1986 and filed an S-1 Registration Statement on April 8, 1987. In September 1988, Transpirator received a patent on the technology and device for treating respiratory disorders through vapor-phase water inhalation. The patent number is 4,773,410. The main products developed by Transpirator using this technology have been the ET-1000 Equine Transpirator Respiratory Unit and the MT-1000 Human Transpirator Respiratory Unit. Transpirator has kept its charter effective since 1993 to protect its patents and product rights.

In our initial years of operation, Transpirator had sales and rentals of both the Equine Unit and Human Unit. However, sales of the Equine product were not substantial enough to be profitable and on January 25, 1990, we entered a licensing agreement with Centurion Systems, Inc. granting exclusive rights to future sales of the Equine Unit in exchange for $20,000 in cash and a $263,000 note. The note was payable monthly and was paid off by 1993. Under our agreement, we receive a royalty of $250 for each new Equine Unit manufactured by Centurion. The agreement expires on January 25, 2010.

In May of 1997, we entered into a royalty licensing agreement with Vapotherm, Inc., an unrelated Maryland corporation. The original agreement was revised on September 22, 2002 and expires on September 27, 2006. The agreement provides for the payment of royalties based on sales of Human Unit products and gives Vapotherm the option to purchase our technology for two million dollars. Additional royalties are to be paid for sales of products equal to 2.5% to 5% of gross sales, depending upon the particular product and the total gross sales amounts of the year.

Vapotherm, Inc. has received FDA approval for its initial device using our technology and began shipping during 2002. The device uses membrane technology in circulating warm water to saturate a stream of air/oxygen at or near 100% humidity. The stream is delivered directly into the nasal passages through a high flow nasal cannula at flow rates of 40 liters per minute at temperatures between 34(0)C and 43(0)C. The device has broad applications across numerous respiratory indications including, but not limited to, Chronic Obstructive Pulmonary Disease, asthma, allergic and atrophic rhinitis, chronic sinusitis and cystic fibrosis.

Transpirator's common stock is currently quoted on the Over the Counter Bulletin Board under the symbol TPRT.

THREE  MONTHS  ENDED  JUNE  30,  2003  VERSUS  THREE  MONTHS ENDED JUNE 30, 2002

Revenues for the three months ended June 30, 2003 were $11,347 compared to revenue of $9,098 during the first three months of fiscal 2002. Revenues in 2003 consisted of $8,347 in royalties related to the shipments of Vapotherm products and $3,000 in royalties from Centurion related to manufacturing equine products. All revenue during 2002 resulted from Vapotherm royalties.

General and administrative expenses were $10,213 during the quarter ended June 30, 2003 and $12,810 during the comparable period in 2002. Most if not all of the Company's expenses during both periods were the result of professional, accounting and legal fees related to preparing and filing our public reports.

As a result of the foregoing factors, Transpirator realized net earnings of $1,764 during the first three months of fiscal 2003 compared to a net loss of $3,371 during the first three months of 2002.

STATEMENT  OF  CASH  FLOWS

Net cash used in operations was $9,391 for the three months ended June 30, 2003. This is the result of a $12,498 increase in receivables and a $3,107 increase in accounts payable offset by a net profit of $1,794. Net cash used in operations for the three months ended June 30, 2002 was $9,745 resulting from a $9,959 increase in receivables, a $3,371 net loss for the period offset by an increase in accounts payable of $214. Interest paid during both quarters was $520.

CAPITAL  RESOURCES  AND  LIQUIDITY

Total assets at June 30, 2003 were $146,636. Current assets were $66,636 consisting of $27,262 in cash, $34,774 in royalties receivable and $4,600 in other current assets. In addition, we had $80,000 in an unsecured note receivable relating to our licensing agreement with Vapotherm. Total assets at June 30, 2002 were $141,765 consisting of $61,765 in current assets and the $80,000 note receivable.

The $80,000 note receivable bears interest at prime and was due on March 30, 2003. Subsequent to the date of this report, on July 25, 2003, Vapotherm fully paid the $80,000 note and accrued interest of $4,600. In addition, on July 25, 2003 we received $31,774 in royalties due from Vapotherm.

Total liabilities at June 30, 2003 were $87,682 consisting of $57,932 in accounts payable and accrued expenses and $29,750 in advances and deferred salaries payable to officers and directors. Total liabilities at June 30, 2002 were $84,575 consisting of $54,825 in accounts payable and deferred expenses and $29,750 payable to related parties. As a result of these factors, total liabilities and stockholders' equity was $146,636 at June 30, 2003 compared to $141,765 at June 30, 2002.

We have employment agreements with two officers and a director that provide for an hourly fee of $50 for time spent managing our business. Since our activities are largely confined to maintaining our patents and overseeing the collection of royalties, we do not anticipate a substantial increase in accounts payable to officers and directors. In addition, we expect that our quarterly general and administrative costs will remain stable for the rest of the year.

Our annual and quarterly operating results will be affected by a number of factors, the most important of which will be the continued realization of royalties as discussed above. Throughout our operating history, royalties on Human Unit sales have been our primary source of revenue. We expect this trend to continue through the next twelve months. In addition, during the period ended June 30, 2003 we generated an additional $3,000 in royalties through Equine Unit sales and have recently been informed that Centurion intends to manufacture an additional 100 Equine Units through March 31, 2004. We anticipate that this will augment our Human Unit royalties and increase our liquidity.

Management believes that we have sufficient cash on hand and expected royalties receivable to meet our operating expenses for the next twelve months.

NET  OPERATING  LOSS  CARRYFORWARDS

The Company has net operating loss carryforwards for Federal Income Tax purposes of approximately $2,632,000, which began to expire in the year 2003. The ability of the company to utilize the NOL is not probable at June 30, 2003 and therefore, no benefit has been recorded.

ITEM  3.  CONTROLS  AND  PROCEDURES

Within the 90-day period prior to the date of this report, we evaluated the effectiveness and operation of our disclosure controls and procedures under the supervision of our Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that we maintain proper procedures for gathering, analyzing and disclosing all information in a timely fashion that is required to be disclosed in its Exchange Act reports. There have been no significant changes in internal controls or other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.


                                     PART II

OTHER  INFORMATION

ITEM  2.  RECENT  ISSUANCES  OF  UNREGISTRERED  SECURITIES

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

ITEM  5.  SUBSEQUENT  EVENTS;  LETTER  OF  INTENT,  ISSUANCE OF CONVERTIBLE NOTE

On July 24, 2003, Transpirator signed a letter of intent to merge with CyGene, Inc. Under the proposed agreement, Transpirator plans to exchange its currently issued and outstanding common shares for shares of CyGene in a recapitalization whereby Transpirator's existing shareholders will own approximately 15% of the combined companies and the shareholders of CyGene will own approximately 85%.

In addition, it is proposed that the assets and liabilities of Transpirator as they exist prior to the merger are to be segregated for the benefit of the Transpirator's current shareholders. The exact manner of the segregation of those assets has yet to be agreed upon by the parties. For accounting purposes the transaction will be treated as though CyGene has acquired Transpirator. Finalization of the transaction is subject to the completion of due diligence by both parties. Management anticipates that the agreement will be consummated by the end of 2003.

In addition, as part of the merger, on August 1, 2003 Transpirator loaned $100,000 to CyGene. The loan is convertible into shares of the CyGene at a rate of $.50 per share at the discretion of Transpirator and has a maturity of August 1, 2008. The loan will bear interest at the rate of 5% per annum.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

REPORTS  ON  FORM  8-K:

No reports on Form 8-K were filed by Transpirator Technologies during the quarter ended June 30, 2003.


EXHIBIT  TITLE                                                                 LOCATION
NUMBER

   10.1  Promissory Note Dated August 1, 2003 . . . . . . . . . . . . . . . .  Attached

   31.1  Certification of Chief Executive Officer and Chief Financial Officer  Attached
         pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

   32.1  Certification of Chief Executive Officer and Chief Financial Officer  Attached
         pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


                                   SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              TRANSPIRATOR  TECHNOLOGIES,  INC.


Date:  August  13,  2003                    /s/Raymond  J.  Romano
                                            -------------------------
                                            Raymond  J.  Romano
                                            Chief  Executive  Officer
                                            Chief  Financial  Officer