Form 10QSB
period 2003-09-30
CYGENE LABORATORIES INC
filed 2003-12-19
CIK 810691

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                   FORM 10-QSB


            [X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934.


               For the quarterly period ended: September 30, 2003
                          Commission File No. 000-15654


                            CYGENE LABORATORIES, INC.
                            -------------------------
        (Exact name of small business issuer as specified in its charter)


                DELAWARE                                  22-2789408
                --------                                  ----------
    (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                  Identification Number)

                  7786 Wiles Road, Coral Springs, Florida 33067
                  ---------------------------------------------
                                 (954) 741-7077
                                 --------------
                          (Address and telephone number
                         of principal executive offices)


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

We had 36,595,697 shares of our common stock outstanding as of December 15, 2003.

Transitional Small Business Disclosure Format (check one):   [ ] Yes [X] No

                                      INDEX

                                                                                                              Page
                         PART I - FINANCIAL INFORMATION

ITEM 1.    Financial Statements

           Condensed Consolidated Balance Sheets
                as of September 30, 2003 (unaudited) and March 31, 2003                                         1

           Condensed Consolidated Statements of Operations
                for the three and six months ended September 30, 2003 and 2002 (unaudited)                      2

           Condensed Consolidated Statements of Cash Flows
                for the six months ended September 30, 2003 and 2002 (unaudited)                              3 - 4

           Notes to Condensed consolidated financial statements (unaudited)                                   5 - 12

ITEM 2.    Management's Discussion and Analysis of Interim Financial
                Condition and Results of Operations                                                          13 - 26

ITEM 3.    Controls and Procedures                                                                              26


                           PART II - OTHER INFORMATION


ITEM 1.    Legal Proceedings                                                                                    26

ITEM 2.    Change in Securities                                                                                 26

ITEM 3.    Defaults upon Senior Securities                                                                      26

ITEM 4.    Submission of Matters to a Vote of Security Holders                                                  26

ITEM 5.    Other Information                                                                                    26

ITEM 6.    Exhibits and Reports on Form 8-K                                                                     27

ITEM 1.  FINANCIAL STATEMENTS

CYGENE LABORATORIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET

                                                    Unaudited
                                                   September 30,       March 31,
                                                       2003              2003
                                                   ------------      ------------
Assets
Current assets:
   Cash                                            $    335,641      $      2,887
   Accounts receivable                                    2,984             2,984
   Other current assets                                   9,030             9,850


                                                   ------------      ------------
Total current assets                                    347,655            15,721

Property and equipment, net                              38,800            86,949

Other assets                                                103             3,906
                                                   ------------      ------------
Total assets                                       $    386,558      $    106,576
                                                   ============      ============

Liabilities and stockholders' deficit
Current liabilities:
   Accounts payable                                $    356,930      $  1,225,619
   Accounts payable, related party                       56,731           312,500
   Accrued liabilities                                  378,282           489,791
   Deferred gains
   Long-term liabilities, current portion               344,683         1,225,280
                                                   ------------      ------------
Total current liabilities                             1,136,626         3,253,190

Long-term liabilities:
   Note payable                                         586,148         1,230,989
   Notes payable, related party                          12,500           179,500
   Convertible notes payable                             15,000            15,000
   Other long-term                                        2,518             2,518
   Less: current portion of long term debt             (344,683)       (1,225,280)
                                                   ------------      ------------
   Total long-term liabilities                          271,483           202,727
                                                   ------------      ------------
Total liabilities                                     1,408,109         3,455,917
                                                   ------------      ------------

Commitments and contingencies

Stockholders' deficit:
Preferred stock, 10,000,000 shares authorized,
no shares issued and  outstanding                           --                --

   Class A common stock, $.001 par value,
     75,000,000 shares authorized,
     37,170,086 and 17,940,070 shares issued
     and outstanding                                    37,170            17,940
   Class B common stock, $.001 par value,
     10,000,000 shares authorized,
     -0- and 1,232,206 shares issued
     and outstanding                                        --              1,239
   Common stock issuable                                     88              --
   Subscription receivable                              (20,000)             --
   Additional paid-in capital                        14,593,236         7,818,265
   Accumulated deficit                              (15,617,211)      (11,187,847)
   Comprehensive Income(loss)                           (14,834)            1,062
                                                   ------------      ------------
Total stockholders' deficit                          (1,021,551)       (3,349,341)
                                                   ------------      ------------

Total liabilities and stockholders' deficit        $    386,558      $    106,576
                                                   ============      ============


See accompanying notes to the condensed consolidated financial statements

CYGENE LABORATORIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

                                             Three months ended                   Six months ended
                                                September 30,                       September 30,
                                        ------------------------------      ------------------------------
                                            2003              2002               2003            2002
                                        ------------      ------------      ------------      ------------

Cost and Expenses:
   General and administrative           $     80,560      $     39,396      $     98,856      $    (39,745)
   Compensation expense                       92,197           148,819           168,756           174,766
   Depreciation                               24,022            36,372            49,076            36,372
   Patent expenses                            85,403            20,918            92,739            74,883
   Professional fees                         338,574            55,210           342,496           117,312
   Rental expense                              8,947             7,872            20,611            19,635
   Research & development                     35,924           128,621            51,565           130,446
                                        ------------      ------------      ------------      ------------
   Total cost and expenses                   665,627           437,208           824,099           513,669
                                        ------------      ------------      ------------      ------------

Operating loss                              (665,627)         (437,208)         (824,099)         (513,669)

Other Income (Expense):
   Forgiveness of debt                        33,992              --              33,992              --
   Interest                                  (38,790)             --             (80,587)             --
   Other                                         158            (4,439)              317               623
                                        ------------      ------------      ------------      ------------
Loss before income  taxes                   (670,267)         (441,647)         (870,377)         (513,046)
                                        ------------      ------------      ------------      ------------

Provision for income taxes                      --                --                --                --
                                        ------------      ------------      ------------      ------------
Net loss                                    (670,267)         (441,647)         (870,377)         (513,046)
                                        ------------      ------------      ------------      ------------

Other comprehensive gain (loss)
   Foreign currency translation                1,220             9,711            12,538             9,711
                                        ------------      ------------      ------------      ------------
Comprehensive loss                      $   (669,047)     $   (431,936)     $   (857,839)     $   (503,335)
                                        ============      ============      ============      ============


Basic and diluted income (loss)
  per share of common stock             $     (0.024)     $     (0.019)     $     (0.031)     $     (0.022)
                                        ============      ============      ============      ============

Basic and diluted average number of
  common shares outstanding               27,942,440        22,855,697        27,942,440        22,855,697
                                        ============      ============      ============      ============


See accompanying notes to the condensed consolidated financial statements

CYGENE LABORATORIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

                                                                       For the six months
                                                                       ended September 30,
                                                                     ---------------------
                                                                        2003        2002
                                                                     --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                             (870,377)    (513,046)
Adjustments to reconcile net loss to net cash used in operations:
      Depreciation                                                     49,076       36,372
      Stock issued for compensation expense                           423,007           --
      Stock and options issued for services                           125,100       62,500

Changes in assets and liabilities:
      Increase in accounts receivable                                    --        (80,295)
      Decrease in other assets                                          4,623        3,361
      Increase in accounts payable                                    153,387       23,528
      Increase in accrued expenses                                     32,454      423,897
                                                                     --------     --------
Net cash (used in) operating activities                               (82,730)     (42,987)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment                                       (927)      (3,944)
                                                                     --------     --------
Net cash (used in) investing activities                                  (927)      (3,944)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on borrowings                                                (58,229)     (29,371)
Proceeds on borrowings                                                110,045          920
Proceeds from sale of stock                                           364,595       75,000
                                                                     --------     --------
Net cash (used in) financing activities                               416,411       46,549

Net increase/(decrease) in cash                                       332,754         (382)
Cash at beginning of period                                             2,887          382
                                                                     --------     --------
Cash at end of period                                                 335,641         (0)
                                                                     ========     ========

See accompanying notes to the condensed consolidated financial statements

CYGENE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)





                                                         For the six months
                                                         ended September 30,
                                                      ------------------------
                                                         2003          2002
                                                      ----------    ----------

Supplemental disclosures of cash flow information
Interest paid                                         $     --      $     --
                                                      ==========    ==========

Supplemental disclosures of non-cash investing and
      financing activities:
Conversion of convertible debt to common stock        $2,161,191    $     --
                                                      ==========    ==========

Common stock issued for accrued compensation          $  399,732    $     --
                                                      ==========    ==========

Common stock issued for consulting expense            $  125,100    $     --
                                                      ==========    ==========

Conversion of interest accrual to stock               $  131,644    $     --
                                                      ==========    ==========

Cost of property and equipment acquired               $      927    $   32,808
Less: Notes given                                           --         (28,864)
                                                      ----------    ----------
Cash paid for property and equipment                  $      927    $    3,944
                                                      ==========    ==========

Common stock subscribed for note                      $   20,000    $     --
                                                      ==========    ==========


See accompanying notes to the condensed consolidated financial statements

                   CyGene Laboratories, Inc. and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (Unaudited)
         For the Three and Six Months Ended September 30, 2003 and 2002

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

In the opinion of management of CyGene Laboratories, Inc. (the "Company"), the unaudited financial information presented reflects all adjustments (consisting of primarily of normal recurring accruals) which are necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods presented. The results of operations are not necessarily indicative of the results of operations for a full year. Certain information and note disclosures generally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with Securities and Exchange Commission ("SEC") rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended March 31, 2003 included in the Company's Form 8-K/A, dated December 15, 2003, filed with the SEC.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

On September 30, 2003, the Company merged with Transpirator Technologies, Inc
(TTI) through its newly formed subsidiary New Transpirator, Inc. (NTI) in a transaction accounted for as purchase. The merger was a reverse merger which the Company treated as the acquirer and will be reflected as a recapitalization for accounting purposes. See footnotes 2 and 9 for additional explanation.

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets. The depreciation and amortization periods of these assets range from three to seven years.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company considers the potential impairment of long-lived assets under the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 121 requires a company to review the carrying value of long-lived assets and certain intangibles for impairment when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the estimated undiscounted cash flows that are expected to result from the use of the assets are less than the carrying amount of the assets, an impairment loss, if any, is recorded to adjust the carrying amount of these assets to their fair value. Management does not believe that an impairment loss has been incurred as of September 30, 2003.

                   CyGene Laboratories, Inc. and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (Unaudited)
         For the Three and Six Months Ended September 30, 2003 and 2002

PATENT COSTS

Patent costs, which include legal costs and filing fees, are expensed as incurred.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs are expensed as incurred.

INCOME TAXES

The Company accounts for income taxes under SFAS No. 109, Accounting for Income Taxes (SFAS 109). Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share and diluted net income (loss) per share have been computed based upon the weighted average number of common shares outstanding during the year. Assumed common stock equivalents were excluded from the net loss per share computation, as their effect is antidilutive. Common stock equivalents could potentially dilute basic earnings per share in future periods if the Company generates net income. At September, 2003 there were 520,500 warrants and 2,000,000 options to purchase common stock and $15,000 convertible debentures which may dilute future EPS. Weighted average number of common shares outstanding reflect the effects of the merger with Transpirator Technologies Inc. for all periods presented. See Note 2.

ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company accounts for employee stock options using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. The Company follows the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123) and for valuing common stock equivalents issued to non-employees.

                   CyGene Laboratories, Inc. and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (Unaudited)
         For the Three and Six Months Ended September 30, 2003 and 2002

USE OF ESTIMATES

The preparation of the financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the balance sheet and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known that could affect the amounts reported herein.

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash balances. Cash balances are held in high-quality financial institutions, which are evaluated periodically by management of the Company to minimize the risks associated with account balances in excess of federally insured account limits.

2.  MERGER

As of September 30, 2003, the Company entered into an Agreement and Plan of Merger ("Agreement") with New Transpirator, Inc. ("NTI"), a wholly-owned subsidiary of the Company and CyGene, Inc. ("CyGene") whereby on September 30 2003 NTI was merged with and into CyGene (the "Merger"). Pursuant to the Merger, the common stockholders of CyGene who were accredited investors plus the largest 35 unaccredited investors who do not elect their appraisal rights under the Delaware General Corporation Law received approximately 85% of the issued and outstanding common stock of the Company and the remaining stockholders of CyGene received cash totaling approximately $10,008 or $0.07143 per share of CyGene's common stock in exchange for 100% of the capital stock of CyGene. The stockholders of the Company immediately prior to the Merger retained approximately 15% of the issued and outstanding common stock of the Company.

At the time of the transaction, CyGene became a wholly owned subsidiary of the Company which changed its name from Transpirator Technologies, Inc. ("TTI"). Immediately prior to this transaction, the Company was a publicly-traded company whose primary business was related to respiratory therapy. Pursuant to the terms of the Agreement, the assets and future royalties of TTI, now CyGene Laboratories, Inc., relating to its business were transferred to a limited liability company established prior to September 30, 2003 by the Company for the benefit of the stockholders of the Company immediately prior to the Merger. Thus, CyGene's stockholders have no interest in such assets or royalties of the prior business of the Company. Accordingly, this transaction has been accounted for as a reverse acquisition with CyGene as the accounting acquirer. Historical stockholder's deficit of CyGene (the accounting acquirer) prior to the Merger has been retroactively restated for the equivalent number of shares received in the acquisition by the accounting acquirer after giving effect to any difference in par value of the Company and the acquirer's Common Stock with an offset to additional paid-in capital. Accumulated deficit of CyGene was carried forward subsequent to the Merger. Operations for all periods presented are those of CyGene. Earnings per share for periods prior to the Merger were restated to reflect the recapitalization described above as if the number of equivalent shares received by the Company had been issued at the beginning of the earliest period presented.

                   CyGene Laboratories, Inc. and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (Unaudited)
         For the Three and Six Months Ended September 30, 2003 and 2002

3. GOING CONCERN

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the six months ended September 30, 2003, the Company had a working capital deficit of $788,971. For the three and six months ended September 30, 2003, the Company incurred a comprehensive loss of $669,047 and $857,839, respectively, and used cash in its operations in the amount of $82,730 for the six months ended September 30, 2003. Although the Company has completed the development of its initial product, no sales have been recorded through September 30, 2003. This situation raises substantial doubt about the Company's ability to continue as a going concern.

The Company is currently seeking to raise additional funds through private placements of equity. Although the Company believes that there are a number of parties interested in participating in such placement, there is no guarantee that the Company will be successful in raising additional funds, or that the additional funds raised will be sufficient to fund anticipated near term operating losses. The Company's continued existence is dependent upon its ability to raise capital and to market and sell its products and services successfully at prices which will produce positive cash flow. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

4. DEBT

In August 2003, CyGene received a loan in the amount of $100,000 from TTI. The loan was transferred to the limited liability company owned by TTI's stockholders immediately prior to the Merger, is convertible into shares of the Company at a rate of $.50 per share at the discretion of the limited liability company and has a maturity of August 1, 2008 and bears interest at the rate of 5% per annum.

                   CyGene Laboratories, Inc. and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (Unaudited)
         For the Three and Six Months Ended September 30, 2003 and 2002

During the three months ended September 30, 2003, individual loans to CyGene totaling $70,000 were converted to 93,333 shares of Common Stock at a price of $.75 per share. As the result of the Merger, the Common Stock referred to in this paragraph and in the next paragraph is the Common Stock of the Company.

On September 8, 2003, a promissory note in the amount of $329,835, including accrued interest of $ 27,604, was converted into 439,780 shares of Common Stock at a price of $.75 per share.

During the six months ending September 30, 2003, CyGene issued convertible promissory notes to various individuals in amounts ranging from $1,000 to $15,000 at an interest rate of 4.5% payable annually at a date specified on each debenture. The convertible notes have 18 month maturities with specified maturity dates from November 17, 2004 through January 4, 2005. The promissory notes are convertible into the Company's common stock at $ 0.07143 per share from the date of issue. No promissory notes were converted during the six months ended September 30, 2003.

5. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred income taxes at September 30, 2003 and March 31, 2003 are as follows:
                                                September 30,    March 30,
                                                    2003           2003
                                                -----------    -----------
         Deferred tax assets:
           Patent costs                         $   112,013    $    79,555
            R&D tax credit carryforward              87,631         87,631
            Net operating loss carryforward       3,977,443      3,680,958
                                                -----------    -----------
         Total deferred tax assets                4,177,087      3,484,144
         Less valuation allowance                (4,177,087)    (3,484,144)
                                                -----------    -----------
         Total net deferred taxes               $      --      $      --
                                                ===========    ===========

The Company has incurred net losses since inception. At September 30, 2003, the Company had approximately $10,517,025 in net operating loss carryforwards for United States federal income tax purposes that expire beginning in 2015 through 2023. Based on the weight of available evidence, both positive and negative, a valuation allowance to fully provide for the net deferred tax assets, has been recorded, since it is more likely than not that the deferred tax assets will not be realized.

                   CyGene Laboratories, Inc. and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (Unaudited)
         For the Three and Six Months Ended September 30, 2003 and 2002

6. RELATED PARTY TRANSACTIONS

CyGene advanced $30,296 and $44,046 to its president for the three months and six months ended September 30, 2003, respectively. On July 9, 2003 CyGene issued 4,924,150 Class A and 325,850 Class B shares (now Common Stock of the Company) in lieu of $375,000 in salary, to the President.

In February 2003, CyGene's Chief Technology Officer and Director of Operations resigned. The Chief Technology Officer waived the right to receive any outstanding compensation. Other terms included a $7,500 consulting fee due after the closing of the merger, a $12,500 note payable due after the next round of financing for the Company and conversion of debt owed in the amount of $167,000 into Common Stock at $.75 per share. The Director of Operations also waived the right to receive any outstanding compensation for the receipt of 33,333 shares of Common Stock at an agreed price of $.75 per share. In addition, the Director of Operations was gifted an additional 827,230 shares of Common Stock from CyGene's President, Chief Technology Officer and another shareholder.

7. CONVERTIBLE DEBENTURES

At September 30, 2003, the Company had outstanding convertible debentures of $15,000. These debentures bear interest rates of 8% per annum. The conversion rate is $0.2083 per share for principal and $0.4167 per share for accrued interest. The principal balances are past due and deemed to be short term.

8. CONTINGENCIES

In 2001 CyGene received $100,000 from an outside investment group for 20,000 units consisting of 20,000 shares of Common Stock at a price of $5.00 per share and 20,000 warrants to purchase stock at 75% of an IPO price. Subsequent to the receipt of cash the investment group requested a return of their money. In October 2001, CyGene issued a note for a $100,000 at 8% interest due in April 2001 in lieu of returning the investment groups money. In January 2003 the investor group filed a law suit against CyGene to collect for the note which was in default. In December 2003 the investor group settled their claim with CyGene by accepting $30,000 in cash, plus $1,475 in legal fees with the balance of $70,000 plus interest of approximately $17,000 to be converted to Common Stock of the Company at $0.50 a share or approximately 174,000 shares.

                   CyGene Laboratories, Inc. and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (Unaudited)
         For the Three and Six Months Ended September 30, 2003 and 2002

9. EQUITY

COMMON AND PREFERRED STOCK

In July 2003, CyGene issued 5,922,000 shares of Common Stock for compensation worth $423,007. All of the Common Stock referred to here and below converted to an equal number of shares of the Company as the result of the Merger.

In September 2003, CyGene issued 2,444,444, shares of Common Stock for cash in the amount $364,595 and a note receivable in the amount of $20,000. At September 30, 2003, 88,888 shares are classified as Common Stock issuable.

In September 2003, CyGene issued 333,333 shares of Common Stock at $.015 per share resulting in a charge to consulting expense of $50,000 to Charlie Bird.

During September 2003, CyGene issued 5,596,150 shares of Common Stock for conversion of debt outstanding of $2,161,911 in connection with the Merger.

At September 30, 2003, 5,530,000 shares were issued in the Merger with Transpirator Technologies Inc. and reflected as a recapitalization and a reverse merger. See Note 2.

                   CyGene Laboratories, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Unaudited)
         For the Three and Six Months Ended September 30, 2003 and 2002

10. SUBSEQUENT EVENTS

In October 2003, the Company paid $165,000 towards debt outstanding at September 30, 2003.

In October 2003, the Company collected the $20,000 stock subscription receivable.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion relates to the operations of our wholly-owned subsidiary, CyGene, Inc. ("CyGene") which we acquired on September 30, 2003; immediately prior to the acquisition, we spun-off the ownership of our revenue producing assets to our stockholders. The comparison of operating results reflects expenses of CyGene, except for immaterial public company expenses. The acquisition of CyGene has allowed CyGene's management to convert a substantial amount of its debt into equity. The enhanced liquidity and exit strategy have allowed the company to attract investors, raise capital and begin executing its plan to enter the marketplace with a number of products and to resume funding of critical research and development projects on proprietary technologies having high future revenue potential. All references to "we", "us", the "Company" or similar expressions refer to both CyGene Laboratories, Inc. and CyGene unless the context otherwise indicates.

We own patents which have promise in the discovery, development and utilization of existing and novel diagnostics as well as genetic profiling using synthetic DNA, signal amplification strategies and automation. We also are developing therapeutics based on synthetic DNA and novel approaches that utilize and enhance the natural immune system for the rapid clearance of pathogens from the blood.

Our activities are primarily based on four technologies all of which are carried out through CyGene:

o Our genetic profiling is based on conventional and cutting edge third party technologies that have been automated on our AGENDATM robotic platform. Genetic profiling involves the analysis of genes in search for sequence variation that has clinically or otherwise been determined to be relevant as a determinant or predisposing factor for traits, disease or identification. Genetic profiling has been found to be of importance in forensics, in determining predisposition to disease, and analyzing individual drug and nutrient metabolism. Our method of determining sequence variation involves the sequencing of the gene of interest, resulting in the highest possible accuracy of results. Results from the gene sequencing combined with our extensive know-how and expertise in the field of DNA analysis allow for highly accurate genetic profiling. We are designing packaging and developing marketing strategies to begin test marketing our service products during the first quarter of 2004.

o Our diagnostic technology is based on our proprietary Haystack Processing TM
(HP) methods of analysis. HP requires that a sample size be analyzed, not based on the size limitations imposed by the existing technology but by what size is required to achieve the most reliable results. Thus the search for early cancer or infectious disease requires the analysis of a test tube or two of blood rather than the conventional drop of blood that is analyzed today. We also accomplish HP by way of novel methods of analyzing large sample sizes for low target numbers and by way of signal amplification techniques that allow one isolated target to appear as many. Some of the signal amplification methods under development could achieve a 40,000:1 boost in the detectability of the target. Many human diagnostic, animal husbandry, agricultural and quality control applications benefit by increased accuracy or reduced cost by implementing HP techniques. The company has expended great effort to protect HP methodologies by way of patent protection. We are developing applications as diverse as for the protection of the blood supply from the West Nile Virus and other potential contaminants to developing detection methods to safeguard the food and water supply from contamination.

o Development efforts geared towards accomplishing molecular HP, hence more accurate DNA/RNA analysis have resulted in the development of unique and chemically modified synthetic DNA probes. CyGene's probes have several distinct properties that make them ideally suited for two forms of gene therapy, Antisense and RNAi. The more conventional form of gene therapy that may be accomplished by these probes is called Antisense. Many human diseases result from the abnormal production of specific proteins. Antisense therapeutics strives to block the production, not just the effects, of these proteins. Proteins are complex molecules that are essential to the physical development, and physiological function of virtually all life forms. The information that controls the amount and timing of protein production within cells in the body is encoded in the DNA located in the nucleus of each cell, thus having a mechanism of controlling the production of disease causing proteins has great promise in controlling many diseases. Recent advances allow a new approach to gene therapy by way of interfering with RNA or RNAi. Messenger RNA (mRNA) is the product of genes containing the information for the manufacture of proteins coded for by the gene. Interfering or destroying the targeted mRNA stops improper protein synthesis and any disease progression by the protein is halted. The synthetic probes developed by the company inherently have properties that make them ideal candidates for both RNAi and Antisense. The human body, in particular the bloodstream is a very difficult environment for the effective functioning of synthetic DNA probe based therapies. The immune system, enzymes and variable physiological conditions such as pH and salt concentrations degrade or disassociate the drugs from their targets. The Company believes that its reverse polarity "hairpin" probes incorporating modified bases are ideally suited to survive the harsh conditions present in the human body.

o Our Strategic Target Elimination (STE) technology has the potential of becoming an inexpensive, rapid and safe treatment and immunization method for many hard-to-treat diseases and has unique characteristics for post-chemical-and biological-attack control and containment phases. STE relies on the highly evolved natural immune systems the human body has developed throughout evolution to effectively fight off disease. This system is comprised of two well-understood components, the humoral immune system and the cellular immune system and utilizes both systems to effect blood borne pathologic target inactivation and clearance. The Company believes that by way of these systems, a passive immunization can be developed which could protect an individual for up to 90 days. The humoral immune system is responsible for producing antibodies to any foreign organism entering the body. Once the intruder is perceived, be it either of chemical or biological origin, the immune system will produce antibodies to that entity, which will capture and bind the pathologic target to a cell for clearance out of the body. This process generally suffices to maintain health and ward off common diseases.

In the event of a chemical or biological attack, relatively high concentrations of deadly and toxic agents are involved, or as with certain diseases, the immune system is either very slow to or does not respond. In these cases, the STE process has the potential to take a huge load off of the immune system by supplying prefabricated monoclonal antibodies needed to naturally fight the disease. These antibodies are configured as pairs, whereby one antibody is specific to the target and is bound to the second antibody, which is specific to a red blood cell receptor, other than the CR1 receptor. Once delivered, the antibody pair attaches and populates the circulating red blood cells and begins picking up targeted pathogens or toxins. The body can then focus its efforts to the clearing of the organism rather than having to fight on all fronts at the same time, an effort that becomes futile when dealing with these types of exposure or disease. STE is a platform technology that can be configured to address multiple pathogens through multiple clearance mechanisms both individually and simultaneously.

Since CyGene began operations in October 1995, it has have been involved primarily in research and development. To date, CyGene has had no revenues from operations only from interest income and debt forgiveness.

CyGene has incurred total losses of $11.07 million through September 30, 2003 and expects to incur operating losses in the future. We will begin test marketing our genetic profiling in the first quarter of 2004 and determine the best pricing strategies and distribution channels for these service products. In order to commercialize our therapeutic products, we need to perform in-vitro and in-situ studies as well as small animal trials in order to comply with comprehensive regulatory requirements for Investigational New Drug or IND status. In 2004, we expect that our research and development and general and administrative expenses will far exceed the amount to those expenses in 2003, due to increases in activity for research and development and the expenses incurred due to the sales and marketing efforts for our genetic profiling service products.

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2003

     Revenues. There have been no revenues for both periods stated. Management was able to restructure a significant amount of the Company's current and past due debt by way of debt to equity conversion. A total of $2,098,626 in unsecured debt was converted to equity, of which $2,110,999 was converted at $0.75 per share for a total of 2,827,998 shares of common stock, a $5,000 convertible note converted at $0.50 per share for 10,000 shares of common stock and $4,626 in accrued past due interest on loans converted at $1.00 per share resulting in 4,626 shares of common being issued. Also a total of $40,565 in secured debt was converted into equity at $0.50 per share for a total of 81,130 shares of common stock.

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

     Total expenses increased by $228,419, or 52.2%, from $437,208 for the three months ended September 30, 2002 to $665,627 the three months ended September 30, 2003 and by $310,430, or 60.4%, from $513,669 for the six months ended September 30, 2002 to $824,099 for the six months ended September 30, 2003. The increase in expenses in both periods was primarily due to an increase in patent expenses, consulting fees and capital equipment purchases. During the same periods, a decrease in expenses was realized by the February 13, 2003 resignation of CyGene's Chief Technology Officer and founder, who forgave his $250,000 annual salary retroactive to January 01, 2002. The most substantial expense increase was incurred in the form of equity payments to consultants, who received stock in lieu of fees. These consultants helped CyGene restructure its debt, mediated the merger transaction between the Company and CyGene and provided marketing consulting.

     Research and development expenses decreased by $92,697, or 72.1%, from $128,621 for the three months ended September 30, 2002 to $35,924 for the three months ended September 30, 2003 and by $78,881, or 60.5%, from $130,446 for the six months ended September 30, 2002 to $51,565 for the six months ended September 30, 2003. The decrease in both periods was primarily attributable to the resignation of the company's Chief Technology Officer and founder.

     Research and development has been focused on the intellectual property development of our STE technology and the in-vitro validation of our CyProbe gene therapy technology. Considerable research and development has also been conducted on optimizing the methods for our genetic profiling services and automating them on our robotic platform. Extensive analysis was performed on the clinical value of certain genetic sequence variations in genes that have been discovered and have been associated or correlated to the propensity of disease development.

General and administrative expenses increased by $333,466, or 122.5%, from $272,215 for the three months ended September 30, 2002 to $605,681 for the three months ended September 30, 2003 and increased by $376,607, or 58.9%, from $346,851 for the six months ended September 30, 2002 to $723,458 for the six months ended September 30, 2003. General and administrative expenses in each of the referenced periods consisted primarily of compensation expense, consulting fees and professional legal fees associated with our patent filing requirements and business development. The increases were due to compensation expenses to consultants.

     Interest expense increased by $38,790, or 100%, to $38,790 for the three months ended September 30, 2002 from $0 for the three months ended September 30, 2003 and by $80,587, or 100%, to $80,587 for the six months ended September 30, 2003 from $0 for the same period in 2002. The higher interest expense for the three and six months ended September 30, 2003 were primarily attributable to the payment by us of interest due on notes issued by the company. These notes and the accrued interest were converted to equity.

LIQUIDITY AND CAPITAL RESOURCES

     For the six months ended September 30, 2003, net cash used by operating activities was $82,730 in contrast to $43,335 for the corresponding period in 2002.

     In the six months ended September 30, 2003, net cash provided by financing activities was $416,411 in contrast to $46,549 for the corresponding period in 2002.

     During the six months ended September 30, 2003, net cash used in investing activities was $927 in contrast to $3,944 for the corresponding period in 2002.

     Working capital decreased by $420,927 at September 30, 2003 from $(1,225,280) at March 31, 2002.

     As of December 19, 2003, we had approximately $30,000 in cash and cash equivalents plus approximately $70,000 in subscription commitments.

     We require additional capital in order to fund our operating expenses, to make capital expenditures, to pay debt service, and execute our marketing and research and development plans. Based on our current operating plan, we believe that our existing cash will be sufficient to fund our cash requirements through the end of 2003. We are in the process of completing a $1 million private placement of shares of Common Stock. We are seeking to raise the remaining $389,450 in gross proceeds from this $1 million private placement at $.225 per share. Under a new private placement, to commence January 2004, we anticipate that we will offer for sale of at least $3 million of additional Common Stock during the first quarter of 2004. However, there can be no assurance that we will sell such securities by such date or at all. If we are unable to complete the current private placement and raise substantial funds from the 2004 offering or to raise funds from other sources, we may be required to delay, scale back or eliminate some or all of our research and development activities and other operations. If we are able to raise the balance of the current private placement and the $3 million in gross proceeds from the 2004 private placement, then we believe, based on our current operating plan, that we will have sufficient cash and investments to fund our cash requirements through the fourth quarter of 2004. Our actual cash requirements will depend on many factors, including particularly the scope and pace of our product sales and marketing, research and development efforts and our success in entering into strategic alliances. Additionally, we are seeking to hire employees and retain consultants by compensating them in part with grants of Common Stock. To the extent that the market price of our Common Stock remains weak and liquidity is limited, we may encounter difficulty in employing and retaining people or place greater strain on our cash resources.

     We expect to generate additional funds internally by providing genetic profiling services that will be sold through retail distributors and directly to the public. Whether or not we complete the private placement, we expect to continue to seek additional external funds from collaborations with other biotechnology companies or pharmaceutical companies and from additional debt, equity and lease financings. We believe that the key factors that will affect our internal and external sources of cash are:

o    the success of our sales of our genetic profiling services;
o    the success of our clinical and preclinical development programs;
o the receptivity of the capital markets to financings by biotechnology companies, including the private placement that we are currently conducting; and
o our ability to enter into strategic collaborations with biotechnology and pharmaceutical companies and the success of such collaborations.

     We may not be successful in generating funds internally or from external sources. If we are unable to obtain additional funds in 2004, from the private placement or otherwise, or in future years, we may be required to delay, scale back or eliminate some or all of our sales and marketing, research and development activities or other operations.

FORWARD-LOOKING STATEMENTS

     The statements made above discussing our private placements and liquidity, our ability to employ and retain people, the adequacy of our working capital and the future development of our business are forward- looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). Additionally words such as "seek," "intend," "believe," "plan," "estimate," "expect," "anticipate" and other similar expressions are forward-looking statements within the meaning of the Act. Some or all of the results anticipated by these forward-looking statements may not occur. Factors that could cause or contribute to such differences include, but are not limited to, the events listed in the bullets in the second paragraph above, the risk factors which follow this paragraph and the future market price and liquidity of our Common Stock.

RISK FACTORS

     There are a number of important factors that could cause our actual results to differ materially from those indicated or implied by forward-looking statements. We believe that the material factors that we discuss below could cause or contribute to such material differences.

RISKS RELATING TO OUR BUSINESS, STRATEGY AND INDUSTRY

IF OUR SALES AND MARKETING EFFORTS ARE UNSUCCESSFUL, OR WE ARE DELAYED IN BRINGING OUR PRODUCTS AND SERVICES TO MARKET, WE MAY NOT BE ABLE TO CAPTURE SIGNIFICANT MARKET SHARE.

     Although we have the opportunity to become a market leader in genetic profiling, a significant investment must be made in marketing our products and services and to CREATE a market for them. At present the market for genetic profiling services is relatively small. Consumer awareness must be achieved by way of marketing. The prospective clients must be educated as to the value of our services and the knowledge they deliver. We may make mistakes in test marketing our products and alert larger and better-financed competitors to the market opportunity, thus losing the potential leadership position in the market and the lion's share of the potential revenues.

IF OUR HAYSTACK PROCESSING DIAGNOSTIC TECHNOLOGY IS NOT SUCCESSFUL IN CLINICAL TRIALS, OR IF THEY ARE SIGNIFICANTLY DELAYED, WE MAY NOT BE ABLE TO COMMERCIALIZE OUR PRODUCTS.

     We may not be able to successfully complete any clinical trial of a potential product within any specified time period. In some cases, we may not be able to complete the trial at all. Moreover, clinical trials may not show our potential products to be efficacious. Thus, the FDA and other regulatory authorities may not approve any of our potential products for any indication.

IF OUR CLINICAL TRIALS FOR OUR CYPROBE GENE THERAPY ARE UNSUCCESSFUL, OR IF THEY ARE SIGNIFICANTLY DELAYED, WE MAY NOT BE ABLE TO DEVELOP AND COMMERCIALIZE OUR PRODUCTS.

     In order to obtain regulatory approvals for the commercial sale of our products, we will be required to complete extensive clinical trials in humans to demonstrate the safety and efficacy of our drug candidates. In 2003, we conducted in-vitro studies to validate the properties of our CyProbe drug candidate for the inhibition of Telomerase. These preliminary experiments indicate a good potential for the ability to disrupt the reproduction of hyperactive cells by shutting off the enzyme often referred to as a "cancer switch", known as Telomerase that occurs in high levels in over 80 percent of all cancers. In the first quarter 2004 we intend to replicate these results in live cancer cells. Continued promising results will lead to animal trials, which may result in adverse immune reactions or other toxicological events that are currently unforeseen. The results from preclinical testing of a drug candidate that is under development may not be predictive of results that will be obtained in human clinical trials. In addition, the results of early human clinical trials may not be predictive of results that will be obtained in larger scale, advanced stage clinical trials. Furthermore, we, one of our collaborators, or a regulatory agency with jurisdiction over the trials, may suspend clinical trials at any time if the subjects or patients participating in such trials are being exposed to unacceptable health risks, or for other reasons.

IF OUR CLINICAL TRIALS FOR OUR STE TECHNOLOGY ARE UNSUCCESSFUL, OR IF THEY ARE SIGNIFICANTLY DELAYED, WE MAY NOT BE ABLE TO DEVELOP AND COMMERCIALIZE OUR PRODUCTS.

     In order to obtain regulatory approvals for the commercial sale of our products, we will be required to complete extensive clinical trials in humans to demonstrate the safety and efficacy of our drug candidates. Although STE promises to be an effective antidote and/or have vaccine like properties, for potential bio-chemical terrorist attacks, we can not expect the regulatory agencies to short-circuit the safety trials required to bring a prospective drug to market. We have not conducted any pre-clinical, toxicology or other experiments on STE. We have had limited resources and have focused on the development of alternative methods of performing pathogen clearance from the bloodstream by similar or alternate means and have filed patents to protect these methods. We anticipate funding initial experiments on STE in the first quarter 2004.

WE FACE SUBSTANTIAL COMPETITION WHICH MAY RESULT IN OTHERS DISCOVERING, DEVELOPING OR COMMERCIALIZING DRUGS BEFORE OR MORE SUCCESSFULLY THAN US.

     The biotechnology industry is highly competitive and characterized by rapid and significant technological change. We face, and will continue to face, intense competition from organizations such as pharmaceutical and biotechnology companies, as well as academic and research institutions and government agencies. Some of these organizations are pursuing products based on technologies similar to our technologies. Other of these organizations have developed and are marketing products, or are pursuing other technological approaches designed to produce products, that are competitive with our product candidates in the therapeutic, diagnostic and genetic profiling areas.

     Many of our competitors are substantially larger than we are and have greater capital resources, research and development staffs and facilities than we have. In addition, many of our competitors are more experienced than we are in diagnostic test development, drug discovery, development and commercialization, obtaining regulatory approvals and drug or diagnostic product manufacturing and marketing.

     We anticipate that the competition with our products and technologies will be based on, among other things, product efficacy, safety, reliability, availability, price, patent position and effective marketing. The timing of market introduction of our products and competitive products will also affect competition among products. We also expect the relative speed with which we can develop products, complete the clinical trials and approval processes and supply commercial quantities of the products to the market to be an important competitive factor. Our competitive position will also depend upon our ability to attract and retain qualified personnel, to obtain patent protection or otherwise develop proprietary products or processes and to secure sufficient capital resources for the period between technological conception and commercial sales.

BECAUSE THE PRODUCTS THAT WE HAVE DEVELOPED ARE BASED ON NEW TECHNOLOGIES AND GENETIC PROFILING APPROACHES, THE MARKET MAY NOT BE RECEPTIVE TO THESE PRODUCTS UPON THEIR INTRODUCTION.

     The commercial success of any of our genetic profiling service products may be dependant on marketing approval from the FDA or other regulatory authorities in the future. At present these agencies have not formulated clear guidelines as to what may or may not be regulated and to what degree they could be regulated in the future. We will be operating our business as other firms competing in this industry. Genetic profiling services that do not result in a direct action being taken based on the result currently do not underlie state or federal regulation. For services performed that result in a diagnostic result, or where a direct action is taken, such as in pharmacogenomic profiling, where the individuals drug metabolism can be used to determine which drug and what dosage should be prescribed, state clinical laboratory and CLIA (Clinical Laboratory Improvement Amendments) certifications are be required. We intend on becoming certified by the State of Florida and CLIA in the first quarter 2004 but could be delayed or never receive the required certifications. The FDA or other agencies may develop and adopt policies that will halt the marketing and sales of our product services.

BECAUSE THE PRODUCTS THAT WE MAY DEVELOP WILL BE BASED ON NEW TECHNOLOGIES AND THERAPEUTIC APPROACHES, THE MARKET MAY NOT BE RECEPTIVE TO THESE PRODUCTS UPON THEIR INTRODUCTION.

     The commercial success of any of our products for which we require and must obtain marketing approval from the FDA or other regulatory authorities will depend upon their acceptance by the medical community, consumers and third party payors as clinically useful, cost-effective and safe. Many of the products that we are developing are based upon new technologies or therapeutic approaches that are relatively new and unproven. As a result, it may be more difficult for us to achieve market acceptance of our products. Our efforts to educate the medical community on these potentially unique approaches may require greater resources than would be typically required for products based on conventional technologies or therapeutic approaches. The safety, efficacy, convenience and cost-effectiveness of our products as compared to competitive products will also affect market acceptance.

COMPETITION FOR TECHNICAL AND MANAGEMENT PERSONNEL IS INTENSE IN OUR INDUSTRY AND WE MAY NOT BE ABLE TO SUSTAIN OUR OPERATIONS OR GROW IF WE ARE UNABLE TO ATTRACT AND RETAIN KEY PERSONNEL.

     Our success is highly dependent on the retention of principal members of our technical and management staff, including Martin Munzer, our Chief Executive Officer, has extensive experience in the biotechnology industry and as an business man and engineer and provides strategic leadership for us. The loss of Mr. Munzer's services would be detrimental to the execution of our strategic plan.

     We are a party to a seven-year employment agreement with Mr. Munzer. We carry key man life insurance for Mr. Munzer in the amount of $1.5 million.

     Furthermore, our future growth will require hiring a significant number of qualified technical and management personnel. Accordingly, recruiting and retaining such personnel in the future will be critical to our success. There is intense competition from other companies and research and academic institutions for qualified personnel in the areas of our activities. If we are not able to continue to attract and retain, on acceptable terms, the qualified personnel necessary for the continued development of our business, we may not be able to sustain our operations or grow.

REGULATORY RISKS

WE MAY NOT BE ABLE TO OBTAIN MARKETING APPROVAL FOR PRODUCTS RESULTING FROM OUR DEVELOPMENT EFFORTS.

     Many of the products that we are developing will require additional research and development, extensive preclinical studies and/or clinical trials and regulatory approval prior to any commercial sales. This process is lengthy, often taking a number of years, and is expensive. Since our inception, we have conducted trials on new methods and compounds.

     We may need to address a number of technological challenges in order to complete development of our products. Moreover, these products may not be effective in detecting or treating any disease or may prove to be inaccurate or have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining regulatory approval or prevent or limit commercial use.

IF WE FAIL TO COMPLY WITH THE EXTENSIVE REGULATORY REQUIREMENTS TO WHICH OUR PRODUCTS ARE SUBJECT, WE COULD BE SUBJECT TO ADVERSE CONSEQUENCES AND PENALTIES.

     Some of the testing, manufacturing, labeling, advertising, promotion, export, and marketing, among other things, of our products are subject to extensive regulation by governmental authorities in Europe, the United States, and elsewhere throughout the world.

     Where required, there can be no assurance that submission of materials requesting permission to conduct clinical trials will result in authorization by the FDA or equivalent foreign regulatory agency to commence clinical trials, or that once clinical trials have begun, testing will be completed successfully within any specific time period, if at all, with respect to any of our products. Once trials are complete and an application for marketing approval has been submitted to the relevant regulatory agency, the regulatory agency may deny the application if applicable regulatory criteria are not satisfied, or may require additional testing or information.

     If regulatory approval of a product is granted, such approval may be subject to limitations on the indicated uses for which the product may be marketed or contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product. As to any product for which we obtain marketing approval, the product, the facilities at which the product is manufactured, any post-approval clinical data and our promotional activities will be subject to continual review and periodic inspections by the FDA and other regulatory agencies.

     Both before and after approval is obtained, violations of regulatory requirements may result in various adverse consequences, including the regulatory agency's delay in approving, or refusal to approve a product, suspension or withdrawal of an approved product from the market, operating restrictions, or the imposition of civil or criminal penalties.

WE HAVE ONLY LIMITED EXPERIENCE IN REGULATORY AFFAIRS AND OUR PRODUCTS ARE BASED ON NEW TECHNOLOGIES; THESE FACTORS MAY AFFECT OUR ABILITY OR THE TIME WE REQUIRE TO OBTAIN NECESSARY REGULATORY APPROVALS.

     We have only limited experience in filing and prosecuting the applications necessary to gain regulatory approvals. Moreover, the products that result from our research and development programs will likely be based on new technologies and new diagnostic and therapeutic approaches that have not been extensively tested in humans. The regulatory requirements governing these types of products may be more rigorous than for conventional tests or drugs. As a result, we may experience a longer regulatory process in connection with any product that we develop based on these new technologies or new diagnostic and therapeutic approaches.

RISKS RELATING TO OUR FINANCIAL RESULTS AND NEED FOR FINANCING

WE HAVE INCURRED SUBSTANTIAL LOSSES AND EXPECT TO CONTINUE TO INCUR LOSSES. WE WILL NOT BE SUCCESSFUL UNLESS WE REVERSE THIS TREND.

     We have incurred losses in every year since our inception. As of September 30, 2003, we had incurred operating losses of approximately $11.07 million. Even though we anticipate revenues in FY 2004, we expect to continue to incur operating losses in future periods. We have received no revenues from the sale of diagnostics or drugs. We cannot be certain whether or when we will become profitable because of the significant uncertainties with respect to our ability to successfully market our genetic profiling service products and from any potential strategic alliances.

WE WILL NEED ADDITIONAL FINANCING, WHICH MAY BE DIFFICULT TO OBTAIN. OUR FAILURE TO OBTAIN NECESSARY FINANCING OR DOING SO ON UNATTRACTIVE TERMS COULD ADVERSELY AFFECT OUR SALES, MARKETING, DISCOVERY AND DEVELOPMENT PROGRAMS AND OTHER OPERATIONS.

     We will require substantial funds to conduct research and development, including preclinical testing and clinical trials of our drugs. We will also require substantial funds to conduct regulatory activities and to expand our commercial genetic profiling laboratory, marketing and sales capabilities. Additional financing may not be available when we need it or may not be available on favorable terms.

     We believe that, based on our current operating plan, our existing cash resources will be sufficient to fund our cash requirements at least through the end of 2003. If we are unable to obtain adequate funding on a timely basis, we may be required to significantly curtail one or more of our discovery or development programs. We could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights to certain of our technologies, drug candidates or drugs which we would otherwise pursue on our own.

     If we raise additional funds by issuing equity securities, further dilution in our then existing stockholders will result. In addition, the terms of the financing may adversely affect the holdings or the rights of such stockholders.

     We are in the process of completing a $1.0 million private placement of shares of Common Stock. We are seeking to raise remaining $389,450 in gross proceeds from the $1.0 million private placement. Under a new private placement, to commence January 2004, we anticipate that we will consummate the sale of at least $3.0 million of additional Common Stock by the end of March 2004. However, there can be no assurance that we will sell such securities by such date or at all.

RISKS RELATING TO COLLABORATORS

WE NEED TO ESTABLISH COLLABORATIVE RELATIONSHIPS IN ORDER TO SUCCEED.

     An important element of our business plan is entering into collaborative relationships for the sales and distribution, development and commercialization of products based on our discoveries. We face significant competition in seeking appropriate collaborators. Moreover, these arrangements are complex to negotiate and time-consuming to document. We may not be successful in our efforts to establish collaborative relationships or other alternative arrangements.

     Reliance on collaborative relationships poses a number of risks, including the following:

o we cannot effectively control whether our collaborators will devote sufficient resources to our programs or products;
o disputes may arise in the future with respect to the ownership of rights to technology developed with collaborators;
o disagreements with collaborators could delay or terminate the research, development or commercialization of products, or result in litigation or arbitration;
o we may have difficulty enforcing the contracts if one of these collaborators fails to perform;
o our collaborators may terminate their collaborations with us, which could make it difficult for us to attract new collaborators or adversely affect the perception of us in the business or financial communities;

o collaborators have considerable discretion in electing whether to pursue the development of any additional drugs and may pursue technologies or products either on their own or in collaboration with our competitors; and
o collaborators with marketing rights may choose to devote fewer resources to the marketing of our products than they do to products that they develop.

     Given these risks, it is possible that any collaborative arrangements into which we enter may not be successful.

RISKS RELATING TO INTELLECTUAL PROPERTY

IF WE ARE UNABLE TO OBTAIN FURTHER PATENT PROTECTION FOR OUR DISCOVERIES, THE VALUE OF SOME OF OUR TECHNOLOGIES AND PRODUCTS WILL BE ADVERSELY AFFECTED. IF WE INFRINGE PATENT OR OTHER INTELLECTUAL PROPERTY RIGHTS OF THIRD PARTIES, WE MAY NOT BE ABLE TO DEVELOP AND COMMERCIALIZE PRODUCTS OR THE COST OF DOING SO MAY INCREASE.

     Our patent positions, and those of other drug discovery companies, are generally uncertain and involve complex legal, scientific and factual questions.

     Our ability to develop and commercialize diagnostic tests and drugs depends in significant part on our ability to:

o    obtain patents;
o obtain licenses to the proprietary rights of others on commercially reasonable terms;
o    operate without infringing upon the proprietary rights of others;
o    prevent others from infringing on our proprietary rights; and
o    protect trade secrets.

     We do not know whether any of our patent applications or those patent applications which we may license will result in the issuance of any patents. Our issued patents and those that may issue in the future, or those licensed to us, may be challenged, invalidated or circumvented, and the rights granted thereunder may not provide us proprietary protection or competitive advantages against competitors with similar technology. Furthermore, our competitors may independently develop similar technologies or duplicate any technology developed by us. Because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that, before any of our products can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thus reducing any advantage of the patent, which could adversely affect our ability to protect future drug development and, consequently, our operating results and financial position.

THIRD PARTIES MAY OWN OR CONTROL PATENTS OR PATENT APPLICATIONS AND REQUIRE US TO SEEK LICENSES, WHICH COULD INCREASE OUR DEVELOPMENT AND COMMERCIALIZATION COSTS, OR PREVENT US FROM DEVELOPING OR MARKETING PRODUCTS.

     We may not have rights under some patents or patent applications related to our products. Third parties may own or control these patents and patent applications in the United States and abroad. Therefore, in some cases, to develop, manufacture, sell or import certain of our products, we or our collaborators may choose to seek, or be required to seek, licenses under third party patents issued in the United States and abroad or those that might issue from United States and foreign patent applications. In such event, we would be required to pay license fees or royalties or both to the licensor. If licenses are not available to us on acceptable terms, we or our collaborators may not be able to develop, manufacture, sell or import these products.

WE MAY BECOME INVOLVED IN EXPENSIVE PATENT LITIGATION OR OTHER PROCEEDINGS, WHICH COULD RESULT IN OUR INCURRING SUBSTANTIAL COSTS AND EXPENSES OR SUBSTANTIAL LIABILITY FOR DAMAGES OR REQUIRE US TO STOP OUR DEVELOPMENT AND COMMERCIALIZATION EFFORTS.

     There has been substantial litigation and other proceedings regarding the patent and other intellectual property rights in the biotechnology industry. From time to time, we may become a party to various types of patent litigation or other proceedings regarding intellectual property rights. The cost to us of any patent litigation or other proceeding, including these interferences, even if resolved in our favor, could be substantial. Some of our competitors may be able to sustain the cost of such litigation or proceedings more effectively than we can because of their substantially greater financial resources. If any patent litigation or other proceeding is resolved against us, we or our collaborators may be enjoined from developing, manufacturing, selling or importing our drugs without a license from the other party and we may be held liable for significant damages. We may not be able to obtain any required license on commercially acceptable terms or at all.

     Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace. Patent litigation and other proceedings may also absorb significant management time.

RISKS RELATING TO PRODUCT MANUFACTURING, MARKETING AND SALES

WE HAVE NO EXPERIENCE SELLING, MARKETING OR DISTRIBUTING PRODUCTS AND NO INTERNAL CAPABILITY TO DO SO.

     For our genetic profiling service products and if we receive regulatory approval to commence commercial sales of any of our other products, we will face competition with respect to commercial sales, marketing and distribution. These are areas in which we have no experience. To market any of our products directly, we would need to develop a marketing and sales force with technical expertise and with supporting distribution capability. Alternatively, we could engage retail distributors, pharmaceutical or other healthcare companies with existing distribution systems and direct sales forces to assist us. There can be no assurance that we will successfully establish sales and distribution capabilities or gain market acceptance for our products. To the extent we enter co-promotion or other licensing arrangements, any revenues we receive will depend on the efforts of third parties and there can be no assurance that our efforts will succeed. If in the future we elect to perform sales, marketing and distribution functions for such types of products ourselves, we would face a number of additional risks, including the need to recruit a large number of additional experienced marketing and sales personnel.

BECAUSE WE HAVE LIMITED CLINICAL LABORATORY EXPERIENCE, THIRD-PARTY CONSULTANTS AND NEWLY HIRED PERSONNEL WILL BE REQUIRED AT A SIGNIFICANT COSTS AND EFFORT TO EXPAND OUR OWN LABORATORY FACILITIES AND CAPABILITIES.

     We have limited clinical laboratory experience and no commercial scale laboratory capabilities. In order to perform our genetic profiling services and to continue to develop our products, apply for regulatory approvals and commercialize new products, we will need to develop, contract for or otherwise arrange for the necessary laboratory capabilities.

WE FACE A RISK OF PRODUCT LIABILITY CLAIMS AND MAY NOT BE ABLE TO OBTAIN INSURANCE.

     Our business exposes us to the risk of product liability claims that is inherent in the manufacturing, testing and marketing of human diagnostics and therapeutic drugs. This insurance is subject to deductibles and coverage limitations. We may not be able to obtain or maintain adequate protection against potential liabilities. If we are unable to obtain insurance at acceptable cost or otherwise protect against potential product liability claims, we will be exposed to significant liabilities, which may materially and adversely affect our business and financial position. These liabilities could prevent or interfere with our commercialization efforts.

RISKS RELATING TO AN INVESTMENT IN OUR COMMON STOCK

PROVISIONS IN OUR CHARTER DOCUMENTS, AND PROVISIONS OF DELAWARE LAW MAY PREVENT A CHANGE IN CONTROL OR MANAGEMENT THAT STOCKHOLDERS MAY CONSIDER DESIRABLE.

     Section 203 of the Delaware General Corporation Law and our charter and by-laws contain provisions that might enable our management to resist a takeover of our company. These provisions could have the effect of delaying, deferring, or preventing a change in control of us or a change in our management that stockholders may consider favorable or beneficial. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors and take other corporate actions. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock.

OUR COMMON STOCK IS CONSIDERED A "PENNY STOCK" AND MAY BE DIFFICULT TO SELL.

     The SEC has adopted regulations which generally define "penny stock" to be an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to specific exemptions. Presently, the market price of our common stock is substantially less than $5.00 per share and therefore is designated as a "penny stock" according to SEC rules. This designation requires any broker or dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell our common stock and may affect the ability of investors to sell their shares. In addition, since our common stock is traded on the OTC Bulletin Board, investors may find it difficult to obtain accurate quotations of our common stock.

GOING CONCERN

     The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At March 31, 2003, the Company has a working capital deficit of $3,237,469, incurred a net loss of $106,818, and has used cash in its operations in the amount of $241,619. Although the Company has completed the development of its initial product, no sales have been recorded through September 30, 2003. This situation raises substantial doubt about the Company's ability to continue as a going concern.

     The Company is currently seeking to raise additional funds through private placements of equity. Although the Company believes that there are a number of parties interested in participating in such placement, there is no guarantee that the Company will be successful in raising additional funds, or that the additional funds raised will be sufficient to fund anticipated near term operating losses. The Company's continued existence is dependent upon its ability to raise capital and to market and sell its products and services successfully at prices, which will produce positive cash flow. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

ITEM 3.  CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

As of September 30, 2003, we performed an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in SEC Rule 13a-15(e) or 15d-15(e)). Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to Cygene required to be included in our reports filed or submitted under the Securities Exchange Act of 1934, as amended. Due to the inherent limitations of the effectiveness of any established disclosure controls and procedures, our management cannot provide absolute assurance that the objectives of our disclosure controls and procedures will be met.

(b)  Changes in Internal Controls

There has been no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         Not applicable.

ITEM 2. CHANGES IN SECURITIES

         Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 5.  OTHER INFORMATION

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         (a)      EXHIBIT INDEX


Exhibit
Number     Description
--------   ---------------------------------------------------------------------
31.1     certification of CEO
31.2     certification of CFO
32.1     Section 1350 certification of CEO
32.2     Section 1350 certification of CFO


         (b)      REPORTS ON FORM 8-K.

                  None

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf on December 19, 2003 by the undersigned, thereunto duly authorized.


                            CYGENE LABORATORIES, INC.


                            /s/ Martin Munzer
                            ---------------------
                            Martin Munzer, President and Chief Executive Officer