Form 10QSB
period 2003-12-31
CYGENE LABORATORIES INC
filed 2004-02-24
CIK 810691

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [X] Quarterly Report Under Section 13 or 15(d) of the
                        SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended December 31, 2003
                          Commission File No. 000-15654

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

We had 38,724,161 shares of our common stock outstanding as of February 13, 2004.

Transitional Small Business Disclosure Format (check one):   [ ] Yes [X] No

                                      INDEX

                           PART I - FINANCIAL INFORMATION

ITEM 1.     Financial Statements                                                                                   Page

            Condensed Consolidated Balance Sheets
                 as of December 31, 2003 (unaudited) and March 31, 2003                                              1

            Condensed Consolidated Statements of Operations
                 for the three and nine months ended December 31, 2003 and 2002 (unaudited)                          2

            Condensed Consolidated Statements of Cash Flows
                 for the nine months ended December 31, 2003 and 2002 (unaudited)                                  3 - 4

            Notes to Condensed consolidated financial statements (unaudited)                                       5 - 11

ITEM 2.     Management's Discussion and Analysis of Interim Financial
                 Condition and Results of Operations                                                              12 - 16

ITEM 3.     Controls and Procedures                                                                                  16

                             PART II - OTHER INFORMATION

ITEM 1.     Legal Proceedings                                                                                        17

ITEM 2.     Change in Securities                                                                                     17

ITEM 3.     Defaults upon Senior Securities                                                                          17

ITEM 4.     Submission of Matters to a Vote of Security Holders                                                      17

ITEM 5.     Other Information                                                                                        18

ITEM 6.     Exhibits and Reports on Form 8-K                                                                         19

ITEM 1.  FINANCIAL STATEMENTS

CYGENE LABORATORIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET

                                                    Unaudited
                                                   December 31,      March 31,
                                                      2003             2003
                                                      ----             ----
Assets
Current assets:
Cash                                              $     58,168     $      2,887
Accounts receivable                                     14,030            2,984
Other current assets                                       955            9,850

Total current assets                                    73,153           15,721

Property and equipment, net                             47,373           86,949

Other assets                                               840            3,906
                                                  ------------     ------------

Total assets                                      $    121,366     $    106,576
                                                  ============     ============

Liabilities and stockholders' deficit
Current liabilities:
Accounts payable                                  $    380,426     $  1,225,619
Accounts payable, related party                         16,877          312,500
Accrued liabilities                                    399,076          489,791
Deferred gains
Long-term liabilities, current portion                 596,657        1,225,280
                                                  ------------     ------------

Total current liabilities                            1,393,036        3,253,190
Long-term liabilities:
Note payable                                           666,756        1,230,989
Notes payable, related party                            12,500          179,500
Convertible notes payable                              164,200           15,000
Other long-term                                              0            2,518
Less: current portion of long term debt               (596,657)      (1,225,280)
                                                  ------------     ------------

Total long-term liabilities                            246,799          202,727
                                                  ------------     ------------

Total liabilities                                    1,639,835        3,455,917
                                                  ------------     ------------

Commitments and contingencies

Stockholders' deficit:
Preferred stock, 10,000,000 shares authorized,
no shares issued and ________ outstanding                   --               --

Class A common stock, $.001 par value,
75,000,000 shares authorized,
37,822,275 and 17,940,070 shares issued
and outstanding                                         37,789           17,940
Class B common stock, $.001 par value,
10,000,000 shares authorized,
-0- and 1,232,206 shares issued
and outstanding                                             --            1,239
Common stock issuable                                       22               --
Subscription receivable                                 (5,000)              --
Additional paid-in capital                          11,241,874        7,818,265
Accumulated deficit                                (12,754,047)     (11,187,847)
Comprehensive Income(loss)                             (39,107)           1,062
                                                  ------------     ------------

Total stockholders' deficit                         (1,518,469)      (3,349,341)
                                                  ------------     ------------

Total liabilities and stockholders' deficit       $    121,366     $    106,576
                                                  ============     ============

See accompanying notes to the condensed consolidated financial statements

CYGENE LABORATORIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

                                             Three months ended                Nine months ended
                                                December 31,                      December 31,
                                                ------------                      ------------

                                            2003             2002             2003             2002
                                            ----             ----             ----             ----
Cost and Expenses:
General and administrative             $    201,853     $     11,213     $    287,019     $    (28,535)
Compensation expense                         65,654            4,556          234,410          179,323
Depreciation                                 19,270           17,615           60,580           53,987
Patent expenses                             118,978            1,282          414,671           76,166
Professional fees                           126,292           92,547          402,636          272,359
Rental expense                               11,448            8,222           32,059           27,857
Research & development                       54,141           10,340           98,389          140,787
                                       ------------     ------------     ------------     ------------
Total cost and expenses                     597,636          145,775        1,529,764          721,944
                                       ------------     ------------     ------------     ------------

Operating loss                             (597,636)        (145,775)      (1,529,764)        (721,944)

Other Income (Expense):
Forgiveness of debt                           1,135               --           33,967               --
Interest                                    (15,174)              --          (96,795)             705
Other                                           295            5,064            2,813            4,982
                                       ------------     ------------     ------------     ------------

Loss before income taxes                   (611,380)        (140,711)      (1,589,779)        (716,257)
                                       ------------     ------------     ------------     ------------

Provision for income taxes                       --               --               --               --
                                       ------------     ------------     ------------     ------------

Net loss                                   (611,380)        (140,711)      (1,589,779)        (716,257)
                                       ------------     ------------     ------------     ------------

Other comprehensive gain (loss)
Foreign currency translation                  8,702            2,429           10,788           12,140
                                       ------------     ------------     ------------     ------------

Comprehensive loss                     $   (602,678)    $   (138,282)    $ (1,578,991)    $   (704,117)
                                       ============     ============     ============     ============

Basic and diluted income (loss)
per share of common stock              $     (0.016)    $     (0.006)    $     (0.051)    $     (0.029)
                                       ============     ============     ============     ============

Basic and diluted average number of
common shares outstanding                37,208,639       24,122,010       31,042,405       23,982,326
                                       ============     ============     ============     ============

See accompanying notes to the condensed consolidated financial statements

CYGENE LABORATORIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

                                                   For the nine months
                                                    ended December 31,
                                                    ------------------

                                                    2003          2002
                                                    ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                        (1,589,779)     (716,257)
Adjustments to reconcile net loss to net cash
  used in operations:
Depreciation                                        60,580        53,987
Stock issued for compensation expense              423,007            --
Stock and options issued for services              175,416        62,500

Changes in assets and liabilities:
Decrease (increase) in accounts receivable         (11,046)        1,762
Decrease (increase) in other assets                 11,961        (4,138)
Increase in accounts payable                       115,225       286,785
Increase in accrued expenses                        42,600       250,555
                                              ------------      --------
Net cash (used in) operating activities           (772,036)      (64,806)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment                 (21,003)           --
                                              ------------      --------

Net cash (used in) investing activities            (21,003)           --

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on borrowings                             (58,503)      (32,624)
Proceeds on borrowings                             249,200            --
Proceeds from sale of stock                        657,623        97,250
                                              ------------      --------

Net cash (used in) financing activities            848,320        64,626

Net increase/(decrease) in cash                     55,281          (180)
Cash at beginning of period                          2,887           382
                                              ------------      --------

Cash at end of period                               58,168           202
                                              ============      ========

See accompanying notes to the condensed consolidated financial statements

CYGENE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

                                                     For the nine months
                                                      ended December 31,
                                                      ------------------

                                                       2003        2002
                                                       ----        ----

Supplemental disclosures of cash flow information
Interest paid                                       $       --   $    --

Supplemental disclosures of non-cash investing
  and financing activities:
Conversion of convertible debt to common stock      $2,175,199   $    --

Common stock issued for accrued compensation        $  423,007   $    --

Common stock issued for consulting expense          $  175,416   $62,500


See accompanying notes to the condensed consolidated financial statements

                   CyGene Laboratories, Inc. and Subsidiaries

        Notes to Condensed Consolidated Financial Statements (Unaudited)
         For the Three and Nine Months Ended December 31, 2003 and 2002

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

On September 30, 2003, the Company merged with Transpirator Technologies, Inc
(TTI) through its newly formed subsidiary New Transpirator, Inc. (NTI) in a transaction accounted for as purchase. The merger was a reverse merger which the Company's treated as the acquirer and will be reflected as a recapitalization for accounting purposes. See footnotes 2 and 9 for additional explanation.

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets. The depreciation and amortization periods of these assets range from three to seven years.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company considers the potential impairment of long-lived assets under the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 121 requires a company to review the carrying value of long-lived assets and certain intangibles for impairment when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. If the estimated undiscounted cash flows that are expected to result from the use of the assets are less than the carrying amount of the assets, an impairment loss, if any, is recorded to adjust the carrying amount of these assets to their fair value. Management does not believe that an impairment loss has been incurred as of December 31, 2003.

                   CyGene Laboratories, Inc. and Subsidiaries

        Notes to Condensed Consolidated Financial Statements (Unaudited)
         For the Three and Nine Months Ended December 31, 2003 and 2002

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

NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share and diluted net income (loss) per share have been computed based upon the weighted average number of common shares outstanding during the year. Assumed common stock equivalents were excluded from the net loss per share computation, as their effect is antidilutive. Common stock equivalents could potentially dilute basic earnings per share in future periods if the Company generates net income. At December 31, 2003 there were 520,500 warrants and 2,000,000 options to purchase common stock and $17,500 of convertible debentures convertible into approximately 84,000 shares which may dilute future EPS. Weighted average number of common shares outstanding reflect the effects of the merger with Transpirator Technologies Inc. for all periods presented. See Note 2.

ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company accounts for employee stock options using the intrinsic value method as prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. The Company follows the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123 and SFAS No. 148) and for valuing common stock equivalents issued to non-employees.

                   CyGene Laboratories, Inc. and Subsidiaries

        Notes to Condensed Consolidated Financial Statements (Unaudited)
         For the Three and Nine Months Ended December 31, 2003 and 2002

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

                   CyGene Laboratories, Inc. and Subsidiaries

        Notes to Condensed Consolidated Financial Statements (Unaudited)
         For the Three and Nine Months Ended December 31, 2003 and 2002

3. GOING CONCERN

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the nine months ended December 31, 2003, the Company had a working capital deficit of $1,319,883. For the three and nine months ended December 31, 2003, the Company incurred a comprehensive loss of $602,678 and $1,578,991, respectively, and used cash in its operations in the amount of $772,036 for the nine months ended December 31, 2003. Although the Company has completed the development of its initial product, no sales have been recorded through December 31, 2003. This situation raises substantial doubt about the Company's ability to continue as a going concern.

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

                   CyGene Laboratories, Inc. and Subsidiaries

        Notes to Condensed Consolidated Financial Statements (Unaudited)
         For the Three and Nine Months Ended December 31, 2003 and 2002

During the three months ended December 31, 2003, individual loans to CyGene totaling $1,000 were converted to 14,000 shares of Common Stock at a price of $
0.07143 per share. As the result of the Merger, the Common Stock referred to in this paragraph and in the next paragraph is the Common Stock of the Company.

During the three months ended September 30, 2003, individual loans to CyGene totaling $48,000 were converted to 53,333 shares of Common Stock at a price of $.75 per share. As a result of the Merger, the Common Stock referred to in this paragraph and in the next paragraph is the Common Stock of the Company.

On September 8, 2003, a promissory note in the amount of $329,835, including accrued interest of $ 27,604, was converted into 439,780 shares of Common Stock at a price of $.75 per share.

During the nine months ending December 31, 2003, CyGene issued convertible promissory notes to various individuals in amounts ranging from $1,000 to $20,000 at an interest rate of 4.5% payable annually at a date specified on each debenture. The convertible notes have 18 month maturities with specified maturity dates from November 17, 2004 through July 1, 2005. The promissory notes are convertible into the Company's common stock at $ 0.07143 per share from the date of issue. No promissory notes were converted during the nine months ended December 31, 2003.

5. INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred income taxes at December 31, 2003 and March 31, 2003 are as follows:

                                           December 31,    March 30,
                                               2003           2003
                                               ----           ----
     Deferred tax assets:
        Patent costs                       $   220,477    $    79,555
         R&D tax credit carryforward            87,631         87,631
         Net operating loss carryforward     4,530,089      3,680,958
     -----------------------------------   -----------    -----------

     Total deferred tax assets               4,838,197      3,848,144
     Less valuation allowance               (4,838,197)    (3,848,144)
     ------------------------              -----------    -----------

     Total net deferred taxes              $        --    $        --
     ------------------------              -----------    -----------

The Company has incurred net losses since inception. At December 31, 2003, the Company had approximately $11,128,405 in net operating loss carryforwards for United States federal income tax purposes that expire beginning in 2015 through 2023. Based on the weight of available evidence, both positive and negative, a valuation allowance to fully provide for the net deferred tax assets, has been recorded, since it is more likely than not that the deferred tax assets will not be realized.

                   CyGene Laboratories, Inc. and Subsidiaries

        Notes to Condensed Consolidated Financial Statements (Unaudited)
         For the Three and Nine Months Ended December 31, 2003 and 2002

6. RELATED PARTY TRANSACTIONS

CyGene advanced $33,500 and $77,546 to its president for the three months and nine months ended December 31, 2003, respectively. On July 9, 2003 CyGene issued 4,924,150 Class A and 325,850 Class B shares (now Common Stock of the Company) in lieu of $375,000 in salary, to the President.

In February 2003, CyGene's Chief Technology Officer and Director of Operations resigned. The Chief Technology Officer waived the right to receive any outstanding compensation. Other terms included a $7,500 consulting fee due after the closing of the merger, a $12,500 note payable due after the next round of financing for the Company and conversion of debt owed in the amount of $167,000 into Common Stock at $.75 per share. The Director of Operations also waived the right to receive any outstanding compensation for the receipt of 33,333 shares of Common Stock at an agreed price of $.75 per share. In addition, the Director of Operations was gifted an additional 827,230 shares of Common Stock from CyGene's President, Chief Technology Officer and another shareholder. The $7,500 consulting fee was paid in October to the former Chief Technology Officer.

7. CONVERTIBLE DEBENTURES

At December 31, 2003, the Company had outstanding convertible debentures of $17,500. These debentures bear interest rates of 8% per annum. The conversion rate is $0.2083 per share for principal and $0.4167 per share for accrued interest. The principal balances are past due and deemed to be short term.

8. CONTINGENCIES

In 2001 CyGene received $100,000 from an outside investment group for 20,000 units consisting of 20,000 shares of Common Stock at a price of $5.00 per share and 20,000 warrants to purchase stock at 75% of an IPO price. Subsequent to the receipt of cash the investment group requested a return of their money. In October 2001, CyGene issued a note for a $100,000 at 8% interest due in April 2001 in lieu of returning the investment groups money. In January 2003 the investor group filed a law suit against CyGene to collect for the note which was in default. In December 2003 the investor group settled their claim with CyGene by accepting $30,000 in cash, plus $1,475 in legal fees with the balance of $70,000 plus interest of approximately $17,000 to be converted to Common Stock of the Company at $0.50 a share or approximately 174,000 shares to be paid in 2004.

                   CyGene Laboratories, Inc. and Subsidiaries

        Notes to Condensed Consolidated Financial Statements (Unaudited)
         For the Three and Nine Months Ended December 31, 2003 and 2002

9. EQUITY

COMMON AND PREFERRED STOCK

During the three months ended December 31, 2003, CyGene issued 1,280,215 shares of Common Stock for cash in the amount of $288,050 and a note receivable of $5,000. At December 31, 2003, 22,222 shares are classified as Common Stock issuable.

In November 2003, CyGene issued 14,000 shares of Common Stock for conversion of debt outstanding of $1,000 in connection with the Merger

10. SUBSEQUENT EVENTS

In January, 2004, the Company paid $15,000 toward debt outstanding at December 31, 2003

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF INTERIM FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  GENERAL

The following discussion relates to the operations of our wholly-owned subsidiary, CyGene, Inc. ("CyGene") which we acquired on September 30, 2003; immediately prior to the acquisition, we spun-off our ownership of our only revenue producing assets to our stockholders. The comparison of operating results reflects expenses of CyGene, except for immaterial public company expenses. The acquisition of CyGene has allowed CyGene's management to convert a substantial amount of its debt into equity. The enhanced liquidity and exit strategy have allowed the company to attract investors, raise capital and begin executing its plan to enter the marketplace with a number of products and to resume funding of critical research and development projects on proprietary technologies having high future revenue potential. All references to "we", "us", the "Company" or similar expressions refer to both CyGene Laboratories, Inc. and CyGene unless the context otherwise indicates.

We own patents which we believe have promise in the discovery and development and utilization of existing and novel diagnostics and genetic profiling using synthetic DNA, signal amplification strategies and automation. We also are developing therapeutics based on synthetic DNA and novel approaches that utilize and enhance the natural immune system for the rapid clearance of pathogens from the blood.

Our activities are primarily based on four technologies all of which are carried out through CyGene:

o Our genetic profiling is based on conventional and what we believe are cutting edge third party technologies that have been automated on our AGENDATM robotic platform. Genetic profiling involves the analysis of genes in search for sequence variation that has clinically or otherwise been determined to be relevant as a determinant or predisposing factor for traits, disease or identification. Genetic profiling has been found to be of importance in forensics, in determining predisposition to disease, and analyzing individual drug and nutrient metabolism. Our method of determining sequence variation involves the sequencing of the gene of interest, resulting in what we believe is the highest possible accuracy of results available in the marketplace today . Results from the gene sequencing combined with our knowledge and expertise in the field of DNA analysis allow for highly accurate genetic profiling. We are designing packaging and developing marketing strategies to begin test marketing our service products during the first quarter of 2004.

o Our diagnostic technology is based on our proprietary Haystack Processing TM (HP) methods of analysis. HP requires that a sample size be analyzed, not based on the size limitations imposed by the existing technology but by what size is required to achieve the most reliable results. Thus the search for early cancer or infectious disease requires the analysis of a test tube or two of blood rather than the conventional drop of blood that is analyzed today. We also accomplish HP by way of what we believe are novel methods of analyzing large sample sizes for low target numbers and by way of signal amplification techniques that allow one isolated target to appear as many. Some of the signal amplification methods under development could achieve a 40,000:1 boost in the delectability of the target. Many human diagnostic, animal husbandry, agricultural and quality control applications benefit by increased accuracy or reduced cost by implementing HP techniques. The company has expended great effort to protect HP methodologies by way of patent protection. We are also developing applications as diverse as for the protection of the blood supply from the West Nile Virus and other potential contaminants to developing detection methods to safeguard the food and water supply from contamination.

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

     Since CyGene began operations in October 1995, it has have been involved primarily in research and development. To date, CyGene has had no revenues from operations, only from interest income and debt forgiveness.

     CyGene has incurred total losses of $12.75 million through December 31, 2003 and expects to incur operating losses in the future. We plan on test marketing our genetic profiling in the first quarter of 2004 and determine the best pricing strategies and distribution channels for these service products. In order to commercialize our therapeutic products, we need to perform in-vitro and in-situ studies as well as small animal trials in order to comply with comprehensive regulatory requirements for Investigational New Drug or IND status. In 2004, we expect that our research and development and general and administrative expenses will far exceed the amount to those expenses in 2003, due to increases in activity for research and development and the expenses incurred due to the sales and marketing efforts for our genetic profiling service products.

THREE MONTHS ENDED DECEMBER 31, 2002 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2003

     Revenues. There have been no revenues for both periods stated.

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED DECEMBER 31, 2003 AND 2002

     Total expenses increased by $451,861 or 310%, from $145,775 for the three months ended December 31, 2002 to $597,636 for the three months ended December 31, 2003 and by $807,587, or 112%, from $721,944 for the nine months ended December 31, 2002 to $1,529,531 for the nine months ended December 31, 2003. The increase in expenses in both periods was primarily due to an increase in patent expenses, general and administrative expenses and consulting fees. The most substantial expense increase was incurred in the area of patent protection and professional fees.

     Research and development expenses increased by $43,801, or 424%, from $10,801 for the three months ended December 31, 2002 to $54,141 for the three months ended December 31, 2003 and decreased by $42,398, or -30%, from $140,787 for the nine months ended December 31, 2002 to $98,389 for the nine months ended December 31, 2003. The increase for the three-month period reflects increased R&D activity and the decrease in the nine-month period was primarily attributable to the resignation of the company's Chief Technology Officer and founder.

     Research and development has been focused on the intellectual property development of our STE technology and on optimizing the methods for our genetic profiling services and automating them on our robotic platform. Extensive analysis was performed on the clinical value of certain genetic sequence variations in genes that have been discovered and have been associated or correlated to the propensity of disease development.

     General and administrative expenses increased by $406,405, or 345%, from $117,820 for the three months ended December 31, 2002 to $524,225 for the three months ended December 31, 2003 and increased by $843,392, or 160%, from $527,170 for the nine months ended December 31, 2002 to $1,370,562 for the nine months ended December 31, 2003. General and administrative expenses in each of the referenced periods consisted primarily of salary expense, consulting fees and professional legal fees associated with our patent filing requirements and business development. The increases were due to professional and accounting fees related to the merger, increased patent expenses and compensation expenses to consultants.

     Interest expense increased by $15,174, or 100%, to $15,174 for the three months ended December 31, 2002 from $0 for the three months ended December 31, 2003 and by $97,500, or 100%, to $96,795 for the nine months ended December 31, 2003 from $0 for the same period in 2002. The higher interest expense for the three and nine months ended December 31, 2003 were primarily attributable to the payment by us of interest due on notes issued by the company. These notes and the accrued interest were converted to equity.

LIQUIDITY AND CAPITAL RESOURCES

     For the nine months ended December 31, 2003, net cash used by operating activities was $1,486,931 in contrast to $721,944 for the corresponding period in 2002.

     In the nine months ended December 31, 2003, net cash provided by financing activities was $848,320 in contrast to $64,626 for the corresponding period in 2002.

     During the six months ended December 31, 2003, net cash used in investing activities was $21,003 in contrast to $-0- for the corresponding period in 2002.

     Working capital deficit decreased to $1,319,883 at December 31, 2003 from $3,095,673 at December 31, 2002.

     As of February 23, 2003, we had approximately $82,000 in cash and cash equivalents plus approximately $97,000 in subscription commitments.

     We require additional capital in order to fund our operating expenses, to make capital expenditures, to pay debt service, and execute our marketing and research and development plans. Based on our current operating plan, we believe that our existing cash will be sufficient to fund our cash requirements through May 2004. We are in the process of completing a $1 million private placement of shares of Common Stock. We have commitments for the remaining $96,700 in gross proceeds from this $1 million private placement at $.225 per share. Under a new private placement, to commence February 2004, we anticipate that we will offer for sale of at least $3 million of additional Common Stock during the first quarter of 2004. However, there can be no assurance that we will sell such securities by such date or at all. If we are unable to complete the current private placement and raise substantial funds from the 2004 offering or to raise funds from other sources, we may be required to delay, scale back or eliminate some or all of our research and development activities and other operations. If we are able to raise the balance of the current private placement and the $3 million in gross proceeds from the 2004 private placement, then we believe, based on our current operating plan, that we will have sufficient cash and investments to fund our cash requirements through the fourth quarter of 2004. Our actual cash requirements will depend on many factors, including particularly the scope and pace of our product sales and marketing, research and development efforts and our success in entering into strategic alliances. Additionally, we are seeking to hire employees and retain consultants by compensating them in part with issuances of Common Stock. To the extent that the market price of our Common Stock remains weak and liquidity is limited, we may encounter difficulty in employing and retaining people or place greater strain on our cash resources.

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

FORWARD-LOOKING STATEMENTS

     The statements made above discussing our private placements and liquidity, our ability to employ and retain people, the adequacy of our working capital, and the future development of our business are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). Additionally words such as "seek," "intend," "believe," "plan," "estimate," "expect," "anticipate" and other similar expressions are forward-looking statements within the meaning of the Act. Some or all of the results anticipated by these forward-looking statements may not occur. Factors that could cause or contribute to such differences include, but are not limited to, the events listed in the bullets in the second paragraph above, the risk factors which follow this paragraph and the future market price and liquidity of our Common Stock.

ITEM 3.  CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

As of December 31, 2003, we performed an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in SEC Rule 13a-15(e) or 15d-15(e)). Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in our reports filed or submitted under the Securities Exchange Act of 1934, as amended. Due to the inherent limitations of the effectiveness of any established disclosure controls and procedures, our management cannot provide absolute assurance that the objectives of our disclosure controls and procedures will be met.

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

           (a)      EXHIBIT INDEX

Exhibit
Number        Description
------        -----------

31.1       certification of CEO
31.2       certification of CFO
32.1       Section 1350 certification of CEO
32.2       Section 1350 certification of CFO

           (b)      REPORTS ON FORM 8-K.

           None

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf on February 23, 2004 by the undersigned, thereunto duly authorized.

                       CYGENE LABORATORIES, INC.

                       /s/ Martin Munzer
                       ----------------------------------------------------
                       Martin Munzer, President and Chief Executive Officer