Form 10KSB
period 2004-03-31
CYGENE LABORATORIES INC
filed 2004-09-17
CIK 810691

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
    1934


                    For the fiscal year ended March 31, 2004

[ ] TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
    OF 1934

               For the transition period from _______ to ________


                        Commission File Number: 000-15654

                            CYGENE LABORATORIES, INC.
                            -------------------------
        (Exact name of small business issuer as specified in its charter)

                   Delaware                               22-2789408
                   --------                               ----------
       (State or other jurisdiction of         (IRS Employer Identification No.)
        incorporation or organization)

                  7786 Wiles Road, Coral Springs, Florida 33067
                  ---------------------------------------------
               (Address of principal executive offices) (Zip code)

                                 (954) 741-7077
                                 --------------
                           (Issuer's telephone number)

         Securities registered under Section 12(b) of the Exchange Act:

                                      None
                                      ----
      Securities Registered Pursuant to Section 12(g) of the Exchange Act:

                         Common Stock, $0.001 par value
                         ------------------------------
                                (Title of class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year.   $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.). $27,191,269 as of September 7, 2004.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 42,185,079 shares of common stock were outstanding as of September 7, 2004.


Transitional Small Business Disclosure Form (Check one):  Yes [ ]; No [X]

ITEM 1. DESCRIPTION OF BUSINESS

         We are filing this Report without including audited financial statements for the year ended March 31, 2004 at this time and expect to be able to file audited financial statements as soon as our independent auditors complete their audit. In addition, the Company is not including the audited financial statements for the year ended March 31, 2003, which financial statements are required to be amended in two respects. First, the Company did not include a non-cash operating expense resulting from gifts made by our principal stockholders (and CyGene, Inc.'s principal stockholders) of CyGene, Inc. common stock to certain persons who have provided loans or services or assistance to CyGene, Inc. In addition, our financial statements were not prepared on a development stage business; accordingly, our fiscal 2003 financial statements need to be restated and presented on a development stage business basis. Because our prior independent auditors have not yet determined that our present accounting treatment is appropriate, and the necessary changes have not been made at this time. Once our prior independent auditors determine whether or not they will issue a new opinion for the financial statements for the year ended March 31, 2003, which will be on a development stage basis, the appropriate amendment to this Report and restatement to our prior financial statements will be made. In our opinion, none of these changes are material as that term has been defined by the United States Supreme Court in construing provisions of the Securities Exchange Act of 1934.

         In addition, gifts made prior to fiscal 2003 will result in additional charges. Thus, a significant sum will be added to the accumulated deficit which will be included in our balance sheet.

OUR BUSINESS AND HISTORY

         We are a biotechnology company based in Coral Springs, Florida. We were incorporated in Delaware on December 22, 1986 originally to engage in the development of respiratory therapy products. On September 30, 2003, as described below, we acquired CyGene, Inc. CyGene, Inc. was incorporated in 1995 to develop and commercialize a next generation DNA diagnostic technology called TPA or Target Protection Assay. The assets of CyGene, Inc. consist primarily of numerous U.S. and foreign patents. We had no revenue for our fiscal year ended March 31, 2004, and had a significant net loss. As of March 31, 2004 we had a significant accumulated deficit. We have not had any revenue during our current fiscal year.

         On September 30, 2003, New Transpirator, Inc., our wholly-owned subsidiary, merged with CyGene, Inc. Pursuant to the merger, the common stockholders of CyGene, Inc. who were accredited investors, plus the largest 35 unaccredited investors received approximately 85% of our issued and outstanding common stock and the remaining stockholders of CyGene, Inc. received cash totaling approximately $10,008 or $0.07143 per share of CyGene, Inc.'s common stock in exchange for 100% of the capital stock of CyGene, Inc. Our stockholders immediately prior to the merger retained approximately 15% of our issued and outstanding common stock.

         At the time of the transaction, we changed our name from Transpirator Technologies, Inc. to CyGene Laboratories, Inc. Immediately prior to the merger, our primary business was related to respiratory therapy. Pursuant to the terms of the merger agreement, the assets and future royalties of Transpirator Technologies, Inc., relating to its business were transferred to a limited liability company established prior to September 30, 2003 for the benefit of Transpirator Technologies, Inc.'s stockholders as determined immediately prior to the merger. Thus, our stockholders have no interest in such assets or royalties of our prior business.

         Our company, through its operating subsidiary, CyGene, Inc., has built a discovery, development and future commercialization platform for DNA/RNA technologies which we believe will allow it to create significant value within our franchise. We have continued the development of proprietary DNA and RNA testing systems for screening, monitoring and diagnosis of human, veterinary and plant disease. Our efforts to develop and improve our diagnostics have resulted in the discovery of two independent platform drug technologies that have the potential to significantly increase the value of our company.

         We currently hold five patents including a recent United States Patent and Trademark office approval for our next generation gene-capture technology. This technology has commercial potential not only in the diagnostics field, but also for its use as a highly stable and efficient gene therapy drug for Antisense and RNA Interference (RNAi).

         We have been focused in the short term with developing commercial opportunities in the diagnostic testing and individualized genetic characterization. We have developed a patented business model to offer inexpensive yet accurate genetic tests to the public on an anonymous basis which are linked to a web-based "American Registry of DNA"(TM). This will offer consumers access to a variety of DNA-based tests and analysis. While individualized genetic characterization represents a relatively short term opportunity, which we plan to pursue with a marketing and sales partner, we are also continuing to develop related diagnostic and therapeutic applications. We have developed a fully integrated, automated approach to in-vitro diagnostics. This approach allows for the search of any form of target in any sample size, whether DNA, RNA, cellular, chemical or soluble protein. The commercial significance of our approach is considerable with application at blood banks, clinical laboratories and large medical centers. These applications can give blood banks the ability to mass screen for specific pathogens such as the West Nile Virus, Hepatitis and HIV.

         We are focusing our initial development efforts in therapeutic application on a product intended for the containment of possible bacterial, viral and chemical terrorism attacks. Our Strategic Target Elimination ("STE") system is an antibody-based technology, coupled with a unique delivery platform that is designed to rapidly and safely clear microbiological, viral and chemical agents from blood. In addition, STE has the potential to act as a pseudo-vaccine, conferring protection to an individual for approximately 30 to 60 days.

BUSINESS STRATEGY

         CyGene, Inc. is positioned to be a leading next generation gene therapy and diagnostics company. We believe our patented technologies have promise in the discovery, development and utilization of existing and novel diagnostics as well as genetic profiling using synthetic DNA, signal amplification strategies and automation. We are actively developing therapeutics based on synthetic DNA and novel approaches that utilize and enhance the natural immune system for the rapid clearance of pathogens from blood.

         Our activities are primarily based on four technologies all of which are carried out through our subsidiary, CyGene, Inc.:

         o Our STE technology has the potential of becoming an inexpensive, rapid and safe treatment and immunization method for many hard-to-treat diseases, and we believe it has unique characteristics for post-chemical and post-biological-attack control and containment phases.

         STE relies on the highly evolved natural immune system the human body has developed throughout its evolution to effectively fight off disease. This system is comprised of two well-understood components, the humeral immune system and the cellular immune system, and utilizes both of these systems to effect blood-borne pathologic target inactivation and clearance. We believe that through utilizing these systems, a passive immunization can be developed which could protect an individual for up to a maximum of 90 days. The humeral immune system is responsible for producing antibodies to any foreign organism entering the body.

         Once an intruder is perceived, be it either of chemical or biological origin, the immune system will produce antibodies to that entity, which will capture and bind the pathologic target to a cell for clearance out of the body. This process generally suffices to maintain health and ward off common diseases.

         In the event of a chemical or biological attack, where relatively high concentrations of deadly and toxic agents are involved, or as with certain diseases, the immune system is either very slow to, or does not, respond. In such cases, our STE process has the potential to take a huge load off of the immune system by supplying prefabricated monoclonal antibodies needed to naturally fight the disease. These antibodies are configured as pairs, whereby one antibody is specific to the target and is bound to the second antibody, which is specific to a red blood cell receptor, other than the CR1 receptor. Once delivered, the antibody pair attaches and populates the circulating red blood cells and begins picking up targeted pathogens or toxins. The body can then focus its efforts to the clearing of the organism rather than having to fight on all fronts at the same time, an effort that becomes futile when dealing with these types of exposure or disease. STE is a platform technology that can be configured to address multiple pathogens through multiple clearance mechanisms both individually and simultaneously.

         o Our diagnostic technologies are based on our proprietary Haystack Processing(TM)("HP") methods of analysis. HP requires that a sample size be analyzed, not based on the size limitations imposed by existing technologies, but rather by what actual size is required to achieve the most accurate and reliable results. Thus, the search for early forms of cancer or infectious diseases requires the analysis of a test tube or two of blood rather than the conventional or standard drop of blood that is usually analyzed today. We also accomplish HP by way of novel methods of analyzing large sample sizes for low target numbers and by way of signal amplification techniques that allow one isolated target to appear as many. We believe some of the signal amplification methods we have under development could potentially achieve up to a 40,000:1 boost in the detectability of the target.

         o We believe many human diagnostic, animal husbandry, agricultural and quality control applications will benefit by implementing HP techniques by either producing increased accuracy or by reducing cost, or with a combination of the two. We have expended great effort and expense to protect our HP methodologies through patent protection. We are developing applications which could have such diverse implications as the protection of the blood supply from the West Nile Virus and other potential contaminants, to developing new or novel detection methods to safeguard the food and water supply from contamination.

         o        Our   research  and   development   efforts   geared   towards
                  accomplishing molecular HP, hence more accurate DNA/RNA analysis, have resulted in the development of what we believe are unique and chemically modified synthetic DNA probes.

         Our probes have several distinct properties that make them ideally suited for two forms of gene therapy, Antisense and RNAi. The more conventional form of gene therapy that may be accomplished by these probes is called Antisense. Many human diseases result from the abnormal production of specific proteins. Antisense therapeutics strives to block the production, not just the effects, of these proteins.

         Proteins are complex molecules that are essential to the physical development, and physiological function, of virtually all known forms of life. The information that controls the amount and timing of protein production within biological cells is encoded in the DNA located in the nucleus of each cell, thus having a mechanism of controlling the production of disease causing proteins has great promise in the potential for controlling (and thereby the potential for treating) many diseases. Recent and scientific advances now allow a new approach to gene therapy through interfering with RNA or RNAi. Messenger RNA ("mRNA") is the product of genes containing the information for the manufacture of proteins coded for by the gene.

         Interfering or destroying the targeted mRNA stops improper protein synthesis and any disease progression by the protein is halted. The synthetic probes we have developed inherently have properties that may make them ideal candidates for both RNAi and Antisense. The human body, and in particular the bloodstream, is a very difficult environment for the effective functioning of synthetic DNA probe based therapies. The immune system, enzymes and variable physiological conditions such as pH and salt concentrations degrade or disassociate the drugs from their targets. We believe that our reverse polarity "hairpin" probes incorporating modified bases are ideally suited to survive the harsh conditions present in the human body.

         o Our genetic characterization is based on conventional, as well as cutting edge third party technologies, that have been automated on our AGENDA(TM)robotic platform. Genetic profiling involves the analysis of genes in search for sequence variation that has clinically or otherwise been determined to be relevant as a determinant or predisposing factor for traits, disease or identification. Genetic profiling has been found to be of importance in forensics, in determining predispositions to diseases, and analyzing individual drug and nutrient metabolism. Our method of determining sequence variation requires two independent reactions to confirm the result (two levels of specificity), thus we achieve a very high accuracy of results. Results from the gene characterization, combined with our know-how and expertise in the field of DNA analysis, allow for highly accurate genetic profiling. Our plans call for securing a marketing and sales partner with an established distribution network to test market a product in the first quarter of 2005.

         Since CyGene, Inc. began operations in October 1995, it has been involved primarily in research and development. To date, CyGene, Inc. has had no revenues from operations, and only limited interest income and debt forgiveness.

COMPETITION

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

         Our competitors include: EluSys Therapeutics, Inc., Roche Diagnostics, Bayer Diagnostics, Abbott Labs, Great Smokey Mountain Labs, Hybridon Inc., Avigen Inc., Isis Pharmaceuticals, Inc. and Geron Corp.

INTELLECTUAL PROPERTY

         Patents and other proprietary rights are important to our business. Thus it is our policy to seek patent protection for our inventions, and also to rely upon trade secrets, know-how, and continuing technology innovations and licensing opportunities to develop and maintain our competitive position.

         We own four patents one additional patent allowed and we have 20 additional technologies and technology processes patents pending.

1.       U.S. Patent No. 5,962,225 Issued
                  Title: Methods and Compositions for Detection of Specific
                         Nucleotide Sequences
2.       U.S. Patent No. 6,100,040 Issued
                  Title: Methods and Compositions for Detection of Specific
                         Nucleotide Sequences
3.       U.S. Patent No. 6,458,540 Issued
                  Title: Methods and Compositions for Detection of Specific
                         Nucleotide Sequences
4.       U.S. Patent No. 6,709,829 Issued
                  Title: Methods and Compositions for Detection of Disease
5. U.S. Utility Patent Application No. 10/055,732 Allowed, Published as 2003US0135040
                  Title: Compositions and Methods of Synthesis and Use of Novel
                         Nucleic Acid Structures
6.       Japanese Patent Application No. 9-516836 Pending, Published as
         WO 1997US15691
                  Title: Methods and Compositions for Detection of Specific
                         Nucleotide Sequences
7.       Canadian Patent Application No. 2,309,861 Pending, Published as
         WO 1999US24621
                  Methods and Compositions for Detection of Specific
                  Nucleotide Sequences
8. South Korean Patent Application No. 7005156/2000 Pending, Published as WO 199US24621
                  Title: Methods and Compositions for Detection of Specific
                         Nucleotide Sequences
9.       Japanese Patent Application No. 2000-519613 Pending, Published as
         WO 1999US24621
                  Title: Methods and Compositions for Detection of Specific
                         Nucleotide Sequences
10.      Canadian Patent Application No. 2,447,892 Pending, Published as
         WO 2003US063763
                  Title: Complement Mediated Assays for In Vivo and In Vitro
                         Methods
11.      Japanese Patent Application (Number Pending) Pending, Published as
         WO 2003US063763
                  Title: Complement Mediated Assays for In Vivo and In Vitro
                         Methods
12.      EPO Patent Application No. EP02806678.5 Pending, Published as
         WO 2003US063763
                  Title: Complement Mediated Assays for In Vivo and In Vitro
                         Methods

13.      PCT/US03/04680 Patent Pending, Published as WO 2003US085123
                  Title: Methods and Compositions for In Vivo Clearance of
                         Pathogens
14. U.S. Utility Patent Application No. 10/367,418 Pending, Published as 2003US0232045
                  Title: Methods and Compositions for In Vivo Clearance of
                         Pathogens
15.      PCT/US03/18704 Patent Pending, Published as WO 2003US106695
                  Title: Methods and Compositions for In Vivo Clearance of
                         Pathogens
16. U.S. Utility Patent Application No. 10/459,771 Pending, Published as 2004US0033232
                  Title: Methods and Compositions for In Vivo Clearance of
                         Pathogens
17.      PCT/US02/39761 Patent Pending, Published as WO 2003US052144
                  Title: Diagnostic Assays for Biological Warfare Agents
18. U.S. Utility Patent Application No. 10/319,068 Pending, Published as 2004US0029135
                  Title: Diagnostic Assays for Biological Warfare Agents
19.      EPO Patent Application No. EP00975496.1 Pending, Published as
         2001W032924
                  Title: Compositions and Methods of Synthesis and Use of Novel
                         Nucleic Acid Structures
20. U.S. Utility Patent Application No. 10/446,201 Pending, Published as 2004US0029160
                  Title: Parallel Stranded Duplexes of Deoxyribonucleic Acid and
                         Methods of Use

EMPLOYEES

         As of September 7, 2004, we employ six full-time employees, and five part-time employees. Of our 11 employees, two are associated with our executive office, three are associated with our operations, and the remainder are associated with research and development activities in-house and at off-site laboratories.

ITEM 2. DESCRIPTION OF PROPERTY

         We currently lease approximately 2,500 square feet of commercial office space in Coral Springs, Florida, which encompasses our executive and administrative offices and a portion of our operating activities. We currently lease this space under a month to month arrangement at a rate of $3,600 per month.

         On August 5, 2004, we entered into a five-year lease for a 7,100 square foot, newly constructed, facility in a professional office park, with base rent of approximately $11,692 per month, subject to an annual increase of 2%. The lease is renewable for an additional five-year term at a 5% rent increase. We also have a right of first refusal on additional rental space owned by the landlord in the same development park as well as a right of first refusal on the purchase of the entire building.

         We have retained an architect to custom design the interior of the building to our specifications. The landlord has provided for a $20 per square foot leasehold improvement allowance that is required to be repaid to us.

ITEM 3. LEGAL PROCEEDINGS

         We are not aware of any legal proceedings against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

OUR COMMON STOCK

         The principal market for our common stock is the Over-the-Counter Bulletin Board, where our common stock trades under the symbol "CYGE.OB." The prices below are based on high and low reported sales prices.

FISCAL YEAR ENDING MARCH 31, 2005                HIGH               LOW
(THROUGH THE DATE OF THIS REPORT)              --------            ------
First Quarter (4/1/04 to 6/30/04)              $   1.17            $ 0.80
Second Quarter (7/1/04 to 9/09/04)             $   1.65            $ 0.45

FISCAL YEAR ENDING MARCH 31, 2004
First Quarter (4/1/03 to 6/30/03)              $   0.25            $ 0.03
Second Quarter (7/1/03 to 9/30/03)             $   0.79            $ 0.13
Third Quarter (10/1/03 to 12/31/03)            $   1.25            $ 0.50
Fourth Quarter (1/2/04 to 3/31/04)             $   1.10            $ 0.61

FISCAL YEAR ENDED MARCH 31, 2003
First Quarter (4/1/02 to 6/30/02)              $   0.00            $ 0.00
Second Quarter (7/1/02 to 9/30/02)             $   0.03            $ 0.00
Third Quarter (10/1/02 to 12/31/02)            $   0.03            $ 0.01
Fourth Quarter (1/2/03 to 3/31/03)             $   0.10            $ 0.01

STOCKHOLDERS

         As of September 7, 2004, there were approximately 588 holders of record of our common stock.

DIVIDENDS

         We have not declared nor paid any cash dividends on our common stock for our last two fiscal years nor in any subsequent period. We currently anticipate that we will retain all of our future earnings for use in the expansion and operation of our business, thus we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

         In connection with our merger on September 30, 2003, pursuant to the terms of the merger, we effected a stock dividend payable effective for stockholders of record on September 29, 2003, of 0.58 shares for each share owned, so that the shares owned by them and the shares received as a dividend were approximately 15% of our issued and outstanding shares. Additionally, our current assets and future royalties as they existed on September 29, 2003 were placed into a trust for the benefit of our stockholders of record as of a date prior to the merger.

PURCHASES OF EQUITY SECURITIES

         During the fiscal year ended March 31, 2004, we did not purchase any outstanding shares of our common stock, nor did any person or entity purchase any of our outstanding equity securities on our behalf.

RECENT SALES OF UNREGISTERED SECURITIES

         During the quarter ended March 31, 2004, we made the following sales of unregistered securities:

        TYPE OF SALE                           PRICE                         AMOUNT RECEIVED               SHARES ISSUED
----------------------------- ----------------------------------------- --------------------------- -----------------------------
Private Placement                                               $0.225                 $290,250.15                     1,289,993
----------------------------- ----------------------------------------- --------------------------- -----------------------------
Fee for Services                                                $0.225                  $32,054.00                       142,462
----------------------------- ----------------------------------------- --------------------------- -----------------------------
Dispute Settlement                                               $0.50                  $73,323.00                       146,646
----------------------------- ----------------------------------------- --------------------------- -----------------------------
Reg. S. Offering                        Various Prices Average  ~$0.35                 $124,875.00                       355,368
----------------------------- ----------------------------------------- --------------------------- -----------------------------
Convertible Notes                                             $0.07143                  $15,500.80                       217,006
----------------------------- ----------------------------------------- --------------------------- -----------------------------
           TOTAL                                                                       $536,002.95                     2,151,475
----------------------------- ----------------------------------------- --------------------------- -----------------------------


         Pursuant to our merger on September 30, 2003, the common stockholders of CyGene, Inc., who were accredited investors, plus the largest 35 unaccredited investors, received approximately 85% of our issued and outstanding common stock or 30,975,838 shares, and the remaining CyGene, Inc. stockholders received $0.07143 per share of their CyGene, Inc. common stock in exchange for 100% of the capital stock of CyGene, Inc. Our stockholders as determined immediately prior to the merger retained approximately 15% of our issued and outstanding common stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

         The following discussion contained in this Item 6 is incomplete. It is incomplete because we are awaiting completion of the audit of our financial statements for the year ended March 31, 2004. The delay is due to the fact that we are required to present our financial statements on a development stage basis. For additional details, please see the discussion in Item 1 above. Therefore, the following discussion does not contain certain information required by Item 6, including a discussion of our consolidated results of operations. Once the audit is complete, we intend to file an amendment to this Form 10-KSB, which will include such information and discussion. Therefore, the following discussion should not be relied upon in making any investment or other decision with respect to the securities of CyGene Laboratories, Inc. or otherwise.

         The following discussion of our financial condition should be read together with our financial statements and related notes provided in Item 7 below. The following discussion (as well as statements in Item 1 above and elsewhere) contains forward-looking statements within the meaning of the Private Securities Litigation Act of 1995 that involve risks and uncertainties. Specifically, the forward-looking statements relating to our planned transition to a new facility and anticipated improvements to such planned facility, our strategy described in Item 1 including the possibility of entering into strategic partnerships, alliances, and collaborations, our prospects for our technologies and intellectual property including the boost in detectability in the signal amplification methods under development, our plans and expectations regarding commercialization and marketing efforts, our ability to create and market products and services based on our technologies, the anticipated need, desirability, and demand for our technologies and any products or services based on such technologies, our need to raise additional capital from external sources, our ability to generate cash to internally fund some of our working capital needs, industry and regulatory trends, future advertising, public relations, and marketing costs and expenditures as well as the prospect of a positive return on investment from such costs and expenditures by their generation of revenue, future research and development, the amount of funds needed over the next 12 months, our future liquidity, anticipated employment levels for 2004 and 2005, and our anticipated capital assets expenditures. Additionally, words such as "anticipates," "expects," "believes," "plans," "could," "may," and similar words and phrases identify forward-looking statements.

         Some or all of the results anticipated by these forward-looking statements may not occur. Forward-looking statements involve known and unknown risks and uncertainties including but not limited to, trends in the biotechnology, healthcare, and pharmaceutical sectors of the economy; competitive pressures and technological developments from domestic and foreign genetic research and development organizations, which may affect the nature and potential viability of our business strategy; private or public sector demand for products and services similar to what we plan to commercialize; unpredictable or unforeseen changes in the state of the art in genetic analysis, sequencing, testing, and therapy; the risk of altered or increased governmental regulation relating to genetics, genetic analysis, drugs, pharmaceuticals, and medical devices, as well as currently unregulated, or minimally regulated, substances and processes, and their impact on our costs and expenses, and on our potential commercialization of our technologies; altered or increased regulation impacting the cost or our ability to store, handle, ship and control substances and materials; our ability to attract and retain qualified and competent scientific and management personnel; the availability, costs and terms of financing, including the risk of rising interest rates and its potential impact on our future cost of capital and the future market price of our common stock. Additionally, see the discussion on forward-looking statements that follows this section and those contained in "Special Factors Relating to Our Business." We disclaim any intention or obligation to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

CRITICAL ACCOUNTING POLICIES

         The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The Securities and Exchange Commission has defined a company's critical accounting policies as the ones that are most important to the portrayal of the company's financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. We believe that our estimates and assumptions are reasonable under the circumstances; however, actual results may vary from these estimates and assumptions. We have identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

         DEVELOPMENT STAGE REPORTING

         We have been, and are, a development stage enterprise. We have devoted substantially all of our efforts and resources to financial planning, to the raising of needed capital, and to research and development. Accordingly, our financial statements will be prepared in accordance with the accounting and reporting principles prescribed by Statement of Financial Standards (SFAS) No. 7, "Accounting and Reporting by Development Stage Enterprises," issued by the Financial Accounting Standards Board.

         REVENUE RECOGNITION

         We expect, once we commence marketing and sales activities, to recognize revenue from sales of our testing services and other products when goods are shipped and title or risk of loss resides with the end customer, which typically occurs when the customer accepts the shipment and products.

         RESEARCH, DEVELOPMENT AND RELATED ENGINEERING COSTS

         Research, development, and related engineering, costs are expensed as incurred.

         LITIGATION

         We may periodically become involved in litigation and regulatory proceedings incidental to the normal conduct of business, and we expect that we may be involved in such litigation and regulatory proceedings from time to time. It is our policy to regularly review any such litigation and regulatory proceedings for possible adverse outcomes, and provide estimates for the possible liability to us from such adverse outcomes, as appropriate under the circumstances.

OVERVIEW

         Fiscal 2004 saw a fundamental change in the nature and business of the company. Highlights were:

         o Effective September 30, 2003, we engaged in a reverse merger with CyGene, Inc. Immediately prior to the merger, we declared a special dividend of our assets to stockholders of record prior to the merger so that as of the merger we were a shell corporation without any operations;

         o Under generally accepted accounting principles, the financial statements and other financial information which we intend to file in an amendment to this Form 10-KSB will be those of CyGene, Inc.;

         o        CyGene,   Inc.   has  not   generated   any  revenue  and  has
                  concentrated its efforts on taking steps to be able to commercialize its products. But it has been severely hampered by the lack of working capital;

         We hired new auditors who advised us that our prior financial statements should have been accounted for as a development stage business.

LIQUIDITY AND CAPITAL RESOURCES

         During fiscal year 2003, CyGene, Inc. raised $228,895 from private placements of its common stock, and received $73,284 in debt financing from outside parties. During the year, it employed these resources to fund operating activities, purchase $3,945 in property and equipment and repay $54,110 in notes payable. Additionally, it acquired $28,762 in property and equipment in return for a note payable, converted $142,585 of combined accrued interest, capital leases and notes payable into common stock, and issued $81,500 of common stock in return for services rendered to it during the year.

         During fiscal year 2004, we raised $1,112,770 from private placements of our common stock, and received $202,700 in debt financing from outside parties. During the year, we employed these resources to fund operating activities, acquire $24,828 in property and equipment, and repay $182,965 in notes payable. Additionally, we converted $2,273,952 of combined trade accounts payable, accrued interest and note payables to common stock, and issued $883.760 of common stock in return for services rendered during the year. The discussion in this section refers solely to CyGene, Inc. through September 30, 2003 and CyGene Laboratories, Inc. thereafter.

         During fiscal year 2004, we were largely reliant on financing from outside parties to fund operations. We believe that due to our working capital deficits described above, combined with uncertainty related to the timing of our planned commercialization of our technologies into viable and marketable products and services, create the necessity to acquire additional external capital funding. We believe such additional capital is necessary to fund our operating expenses, to make capital expenditures, to service our debt, and to execute anticipated marketing and research and development plans.

         As of March 31, 2004, we had a working capital deficit of $1,559,335, which number is subject to change based on the completion of the audit. On a consolidated basis, cash on hand was $145,696 as of March 31, 2004. As of September 7th, our cash balances were approximately $140,000. In the quarter ending June 30, 2004, we raised $403,500 from the sale of shares of common stock to investors outside of the United States pursuant to Regulation S at varying market prices per share. From July 1st, 2004 through the date of this Report, we have raised $137,900 from the sale of shares of common stock to investors outside of the United States pursuant to Regulation S at varying market prices per share. The offering has been terminated. In July 2004, we raised $180,000 in a private placement to accredited investors from the sale of units consisting of one share of common stock and one stock purchase warrant at $0.40 per unit. The warrants are exercisable at $0.40 for a period of two years.

         We anticipate that an additional $3 million may be required to meet our operating requirements during the next 12 months. In order to meet our working capital needs, in late July 2004, we entered into a letter of intent with a New York-based broker-dealer to initially raise between $750,000 and $1,250,000 in bridge loan financing with warrants attached and then raise between $4,000,000 to $6,000,000 in the sale of Series A Preferred Stock with warrants attached. We have raised $160,000 of the bridge loan financing as of the date of this Report, although we expect that we will receive further funds once this Report is filed with the Securities and Exchange Commission. The Series A Preferred Stock offering will only occur if the bridge loan financing is raised and is subject to the broker-dealer's continuing due diligence including its review of this Report of the necessary documentation, as well as other customary financing and closing contingencies preparation. There can be no assurances that we will be successful in raising any funds in the contemplated offerings. Any significant shortfall may result in the delay, scaling back or elimination of some or all of our research and development activities and other operations planned or currently underway. Additionally, unless we raise at least $1,000,000, we will not be able to remain operational over the next six months even if we scale back our operations.

         If we raise at least $3,000,000.00 from other sources, we believe, based on our current expectations and plans, that sufficient capital and investments will be available to fund our cash requirements through the third quarter of 2005. Actual cash requirements may depend on many factors, including particularly the scope and pace of product sales and marketing, research and development efforts and the level of success in entering into strategic alliances. Additionally, we are seeking to hire employees and retain consultants by compensating them in part with grants of common stock, stock options and warrants. To the extent that the market price of our common stock remains low and liquidity is limited, we believe we may encounter difficulty in employing and retaining skilled individuals and outside consultants.

         We also expect to generate additional funds internally by providing genetic profiling services that will be sold through retail distributors and directly to the public. We also expect to continue to seek additional external funds from collaborations with other biotechnology companies and with pharmaceutical companies, and potentially from other debt, equity and lease financings. We anticipate the key factors affecting our future sources of internal and external funding to be:

         o the success of our commercialization, marketing, and sales of our genetic profiling services;

         o the success of our clinical and preclinical development programs;

         o the receptivity of the capital markets to financings by biotechnology companies; and

         o        our ability to enter into strategic partnerships and alliances
                  with  biotechnology  and  pharmaceutical   companies  and  the
                  success of such relationships.

SPECIAL FACTORS RELATING TO OUR BUSINESS

WE ARE A DEVELOPMENT STAGE COMPANY AND HAVE NOT COMMERCIALIZED ANY PRODUCTS.

         We are in the development stage and have not completed development of nor commercialized any of our proposed products or technologies. Our viability, profitability and growth will depend upon successful commercialization of products and technologies resulting from our research and product development activities. There can be no assurance that any of our proposed products or technology will be commercialized. Further, as a development stage company, we have a limited operating history upon which an evaluation of our prospects can be made. Such prospects must be considered in light of the risks, expenses and difficulties frequently encountered in the shift from development to commercialization of new products based on innovative technology. See "Management's Discussion & Analysis" and Consolidated Financial Statements.

OUR PLANNED COMMERCIALIZATION AND MARKETING EFFORTS MAY NOT BE EFFECTIVE.

         We believe we have the opportunity to become a market leader in genetic profiling. However, to do so, we believe we must make significant investments in marketing our technologies and our planned products and services. At present, the market for genetic profiling services is relatively small. Thus, greater consumer and user awareness must be achieved and we believe this must be done through increased marketing efforts. Our prospective clients must be educated as to the value of our technologies and services and the knowledge they can deliver. Larger and better-financed competitors may be alerted to the market opportunity, thus losing our potential to acquire a leadership position in the market and significant share of any potential revenues.

OUR INDUSTRY IS HIGHLY COMPETITIVE.

         The biotechnology industry is highly competitive and characterized by rapid and significant technological change. We expect to face intense competition from organizations such as pharmaceutical, healthcare and biotechnology  firms,  as  well  as  academic  and  research  institutions,  and
governmental  agencies  and  institutions.   Some  of  these  organizations  and
institutions are pursuing technologies, as well as products and services, similar to our technologies. Other organizations have developed and are marketing products or services, or are pursuing other technological approaches which could produce products and services that are competitive with our technologies in the diagnostic and genetic profiling areas.

         In addition, many participants in the biotechnology industry are substantially larger than we are, and have greater capital resources, larger and more skilled research and development staffs, and larger or better equipped facilities than us. In addition, many potential competitors are more experienced than we are in diagnostic test development, the regulatory process, and in diagnostic product manufacturing and marketing.

         We anticipate that once we commence our commercialization and marketing efforts, competition will be based on, among other things, product efficacy, safety, reliability, availability, price, performance, accuracy, patent position, and effective marketing. We believe that our future competitive position will also depend on our ability to attract and retain additional qualified personnel, to obtain patent or other intellectual property protection, or otherwise develop proprietary products or processes, and to secure sufficient capital resources for the period between technological conception, development and ultimately commercial sales.

OUR ABILITY TO ATTRACT, COMPENSATE, AND RETAIN KEY PERSONNEL IS CRITICAL TO OUR SUCCESS.

         We believe our success will be highly dependent on the retention of principal members of our current technical and management staff, including Mr. Martin Munzer, our Chief Executive Officer. We believe the loss of Mr. Munzer's services would be detrimental to our company. Furthermore, we anticipate that future growth, if any, will require hiring a significant number of additional qualified technical and management personnel including a Chief Financial Officer. Accordingly, the recruiting and retaining of such personnel in the future will be critical to our success. There is intense competition from other companies, and research and academic institutions, for qualified scientific and management personnel in our industry. If we are not able to attract and retain, on acceptable terms, the qualified personnel necessary to become competitive in our industry, we may not be able to sustain our current operations or grow in the future.

THE BIOTECHNOLOGY INDUSTRY IS SUBJECT TO INCREASED REGULATORY UNCERTAINTY DUE TO THE RAPIDLY CHANGING NATURE OF THE STATE OF THE ART, SCIENTIFIC ADVANCES AND DISCOVERIES, AND AS NEW TECHNOLOGIES ARE DEVELOPED.

         We expect that many of the products and services that we are in the process of developing will require additional research and development, and may require regulatory approval prior to any commercial sales. This process is lengthy, often taking a number of years, and requires sometimes meticulous attention from experienced personnel in furthering our objectives. Our company has only limited experience in filing and prosecuting the applications necessary to gain regulatory approvals. Moreover, the products and services that result from research and development programs will likely be based on new technologies and new diagnostic and therapeutic approaches that have not been extensively tested in humans. As a result, we may experience a longer regulatory process in connection with any product or service that we develop based on these new technologies or new diagnostic and therapeutic approaches.

IF WE FAIL TO RAISE SUFFICIENT CAPITAL IN OUR CURRENT PRIVATE PLACEMENT, WE MAY NOT BE ABLE TO REMAIN OPERATIONAL.

         As described in "-Liquidity and Capital Resources," we entered into a letter of intent with a broker-dealer to raise debt and equity capital for us. We are dependent upon the receipt of these funds to remain operational and commercialize our products. If we do not receive sufficient funds from these pending offerings, we may not be able to remain in business.

WE MAY NOT BE ABLE TO RAISE ADDITIONAL NEEDED CAPITAL OR FINANCING.

         As a development stage company, we have funded our expenditures with externally acquired capital every year since our inception. We expect to continue to incur operating losses in future periods, and cannot be certain whether or when we will become profitable, if ever, because of the significant uncertainties with respect to our ability to successfully market our genetic profiling products (and related services) and from any potential strategic partnerships and alliances. Until such time as we have operations which generate sufficient cash flows to fund operations, we will continue to rely on capital from equity and debt sources, vendor financing and equipment leasing.

OUR PATENTS, AND THOSE OF OTHER BIOTECHNOLOGY AND RELATED COMPANIES, ARE GENERALLY UNCERTAIN AND INVOLVE COMPLEX LEGAL, SCIENTIFIC AND FACTUAL QUESTIONS.

         We believe that the ability to develop and commercialize diagnostic products and other technologies will depend in significant part on our ability to:

         o        obtain patents;

         o obtain licenses to the proprietary rights of others on commercially reasonable terms;

         o operate without infringing upon the proprietary rights of others;

         o        prevent others from infringing on our proprietary rights; and

         o        protect trade secrets.

         Our existing patents, and those that may be issued in the future, or those licensed to us, may be challenged, invalidated, or circumvented, and the rights granted thereunder may not provide us with proprietary protection or competitive advantages against competitors with similar technology. Furthermore, our competitors may independently develop similar technologies or duplicate any technology developed by us.

         We may not have rights under some patents or patent applications related to our technologies. Third parties may own or control these patents and patent applications in the United States and abroad. Therefore, in some cases, we may choose to seek, or be required to seek, licenses under third party patents issued in the United States and abroad or those that might issue from United States or abroad. In such event, we may be required to pay license fees or royalties or both to the licensor. If licenses are not available to us on acceptable terms, we may not be able to develop, manufacture, or sell or import products and services utilizing the technology.

WE MAY FACE RISKS RELATED TO INTELLECTUAL PROPERTY LITIGATION.

         There has been substantial litigation and other proceedings regarding the patent and other intellectual property rights in the biotechnology industry. From time to time, we may become a party to various types of patent litigation or other proceedings regarding intellectual property rights. The cost to us of any patent litigation or other proceeding, including these interferences, even if resolved in our favor, could be substantial. Our future competitors may be able to sustain the cost of such litigation or proceedings more effectively because of their substantially greater financial resources. If any patent litigation or other proceeding is resolved adversely, we may be enjoined from developing, manufacturing, or selling products and services based on the technology and, furthermore, may be held liable for significant damages. We may not be able to obtain any required license on commercially acceptable terms or at all.

         Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace. Patent litigation and other proceedings may also absorb significant management time.

FOR OUR GENETIC PROFILING SERVICE PRODUCTS AND OTHER PRODUCTS IN DEVELOPMENT, WE WILL FACE COMPETITION WITH RESPECT TO ITS BRAND NAME(S), COMMERCIAL SALES, MARKETING AND DISTRIBUTION.

         These are areas in which our personnel have limited experience. To market products directly, we will need to develop a marketing and sales force with technical expertise and with supporting distribution capability. Alternatively, we may seek to engage retail distributors, or pharmaceutical or other healthcare companies, with existing distribution systems and direct sales forces to assist us. There can be no assurance that we will successfully establish effective brand names, sales and distribution capabilities or gain market acceptance for our products. To the extent we enter co-promotion or other licensing arrangements, any revenues we receive will depend on the efforts of third parties and there can be no assurance that such efforts will succeed.

         If in the future our management elects to perform sales, marketing and distribution functions for such types of products internally, we would face a number of additional risks, including the need to recruit a large number of additional experienced marketing and sales personnel.

WE MAY NOT BE ABLE TO ADEQUATELY INSURE AGAINST THE RISK OF PRODUCT LIABILITY CLAIMS.

         Once we commercialize our technologies and commence selling or licensing them, we may be exposed to the risk of product liability claims, and therefore we plan to seek to mitigate these risks, to the extent possible, through acquiring appropriate product liability insurance. This insurance would be subject to deductibles and coverage limitations, and we may not be able to obtain or maintain adequate protection against potential liabilities subject to changes in premiums, deductibles and coverage options. If we are unable to obtain insurance at an acceptable cost or otherwise protect against potential product liability claims, we could be exposed to significant liabilities, which may materially and adversely affect our business and financial position. These liabilities could prevent or interfere with our commercialization efforts.

RISKS RELATED TO OUR COMMON STOCK

WE MAY ISSUE COMMON OR PREFERRED STOCK WITHOUT THE APPROVAL OF OUR STOCKHOLDERS WITH FEATURES WHICH COULD MAKE IT MORE DIFFICULT FOR A THIRD PARTY TO ACQUIRE US AND COULD DEPRESS OUR STOCK PRICE

         In the future, our board of directors may issue one or more series of common or preferred stock that has more than one vote per share without a vote of our stockholders. This could permit our board of directors to issue preferred stock to investors who support our management and increase control of our business by management. Additionally, issuance of super voting common or preferred stock could block an acquisition, even if an acquisition is in the best interest of the stockholders. This could cause the market price of our common stock to drop significantly.

BECAUSE OUR COMMON STOCK WILL NOT BE LISTED ON A STOCK EXCHANGE OR NASDAQ, INVESTORS MAY BE UNABLE TO RESELL THEM

         Since our common stock only trades on the Over-the-Counter Bulletin Board, and has extremely limited trading volume, your ability to sell your common stock may be severely restricted. Accordingly, investors must be able to bear the financial risk of losing their entire investment.

THE PRICE OF THE COMMON STOCK MAY BE HIGHLY VOLATILE, AND INVESTORS MAY NOT BE ABLE TO SELL THE COMMON STOCK AT OR ABOVE MARKET PRICES

         The market price for our common stock may be highly volatile. As long as the future market for the common stock is limited, investors who purchase the common stock may only be able to sell them, if at all, at a loss.


WE ARE SUBJECT TO THE "PENNY STOCK" RULES WHICH ADVERSELY EFFECT THE LIQUIDITY OF OUR COMMON STOCK.

         The Securities and Exchange Commission ("SEC") has adopted regulations which generally define "penny stock" to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. Presently, the market price of our common stock is substantially less than $5.00 per share and therefore is designated as a "penny stock" according to SEC rules. This designation requires any broker-dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules limit the ability of broker-dealers to solicit purchases of our common stock and therefore reduce the liquidity of the public market for our shares.

ITEM 7. FINANCIAL STATEMENTS.

         This Item 7 is incomplete. It does not contain our financial statements or accompanying notes because we are awaiting completion of the audit for the year ended March 31, 2004. The delay is due to the fact that we are required to present our financial statements on a development stage basis. For additional details, please see the discussion in Item 1 above. Once the audit is complete, we intend to file an amendment to this Form 10-KSB, which will include such financial statements, accompanying notes, and audit report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         As we previously reported in our Form 8-K filed on May 5, 2004, we dismissed Brimmer, Burek and Keelan LLP as our principal accountant and on April 29, 2004, we engaged Eisner LLP as our principal accountant. The decision to change principal accountants was approved by the Board of Directors. We had not consulted with Eisner LLP on any matter during fiscal year 2003 or prior to their engagement for fiscal year 2004.

         Brimmer, Burek & Keelan LLP's reports on our consolidated financial statements for the fiscal years ended March 31, 2002 and 2003 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to audit scope, or accounting principles, except that Brimmer, Burek & Keelan LLP's report was modified by the inclusion of an explanatory paragraph addressing the ability of the company to continue as a going concern. During fiscal 2003 and 2002, there have been no disagreements with Brimmer, Burek & Keelan, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Brimmer, Burek & Keelan LLP, would have caused it to make reference to the subject matter in connection with its reports on our consolidated financial statements for such years, nor have there been any reportable events as listed in Item 304(a)(1)(v) of Regulation S-B. However, because our prior financial statements were not prepared on a development stage basis, we will amend those reports filed after September 30, 2003 with the SEC to change the financial statements. We do not know, but believe Brimmer, Burek & Keelan LLP may disagree with the development stage approach.

ITEM 8A. CONTROLS AND PROCEDURES

         We carried out an evaluation required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act") under the supervision and with the participation of management, including Mr. Martin Munzer, who serves as our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our "disclosure controls and procedures" as of the end of the period covered by this Report.

         Disclosure controls and procedures are designed with the objective of ensuring that (i) information required to be disclosed in an issuer's reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.

         The evaluation of our disclosure controls and procedures included a review of our objectives and processes and effect on the information generated for use in this Report. This type of evaluation will be done quarterly so that the conclusions concerning the effectiveness of these controls can be reported in our periodic reports filed with the SEC. We intend to maintain these controls as processes that may be appropriately modified as circumstances warrant.

         Based on our chief executive officer and chief financial officer's evaluation, he has concluded that our disclosure controls and procedures are effective in alerting him in a timely manner to material information relating to the Company that is required to be included in our periodic reports filed with the SEC as of the filing of this Report. There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Management necessarily applied its judgment in assessing the benefits of controls relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and may not be detected.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT DIRECTORS AND EXECUTIVE OFFICERS

      NAME                   AGE                          POSITION
      ----                   ---                          --------

Martin Munzer                 52         Chairman of the Board, CEO, and CFO
Walter W. Witoshkin           59         Vice President of Strategic Development
Ray J. Romano                 53         Member of the Board of Directors
John Signorelli               62         Member of the Board of Directors
Stanley Satz                  61         Member of the Board of Directors



         Martin M. Munzer has been our CEO, CFO, and Chairman of the Board of Directors, since September 30, 2003, the date of our merger. From 1999 to the present, he was and is the CEO and CFO of CyGene, Inc. He joined CyGene in August 1997 as Vice President.

         Raymond J. Romano has been one of our directors since inception in 1986. He was also our former CEO and Chairman of the Board of Directors from our inception through September 30, 2003, the date of our merger with CyGene, Inc. Mr. Romano has been Vice President of Lodging Concepts, Inc., a privately held corporation in Fairfield, New Jersey since January 1990.

         John J. Signorelli has been one of our directors since 1987. He has been retired since April 2001. Since retiring, he occasionally provides health care consulting services on a part-time basis.

         Stanley Satz has been one of our directors since September 30, 2003, the date of our merger. From 1995 to present he was and is President and Chief Scientific Officer of BioNucleonics, Inc., a privately held corporation in Miami, Florida since 1995. He has 20 years of experience in product development, including diagnostic and therapeutic radiopharmaceuticals, and led the development and GMP production of Strontium Chloride Sr-89, Injection, a therapeutic for treatment of cancer bone pain, approved by the FDA in 2003. This background has given him extensive experience in active pharmaceutical ingredient and materials characterization, and drug validation and discovery, moving drug candidates through to FDA approval including implementation of advanced engineering automation for medical device development and production.

         He has also received grants from NATO, the U.S. Department of Energy, the United States Industry Coalition and the State of Florida. Mr. Satz has been awarded eight U.S. patents that include radiopharmaceutical, radioimmunotherapeutic and radioactive medical devices, and 6 pending patents. A former Adjunct Professor in the Department of Continuing Education of the University of Miami, he is Chairman of the Scientific Advisory Board at Florida Atlantic University, Boca Raton, FL, and serves on the Advisory Board of Florida International University's School of Engineering. He is also on the Board of Directors of Washington D.C. based non-profit United States Industry Coalition.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES AND EXCHANGE ACT OF 1934

         Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3, 4 and 5 filed with the SEC, and except for the filings listed in the table below, none of the officers, directors or greater than 10% stockholders of the company were delinquent in any necessary filings under Section 16(a).

NAME                   FORM    DATE OF EVENT                EXPLANATION
----                   ----    -------------                -----------

Raymond J. Romano      4       January 05, 2004     Filed late on July 08, 2004
John J. Signorelli     3       April 27, 1987       Filed late on April 14, 2004
Stanley Satz           4       January 05, 2004     Filed late on June 15, 2004


AUDIT COMMITTEE AND AUDIT COMMITTEE FINANCIAL EXPERT

         Our board of directors has an audit committee, but does not have a nominating committee or compensation committee or any committees performing similar functions. Our plenary board presently performs similar functions as those commonly understood to be within the purview and competence of such committees generally. Our audit committee is comprised of Raymond Romano and John Signorelli. In the future, the board of directors intends to establish compensation and nominating committees and to adopt such other corporate governance measurers and policies as it believes are appropriate or necessary.

         Although we do not currently have a formal process or policy for stockholders or others to send communications to the board of directors, we believe that the establishment of a formal process or policy is an important corporate governance step and we intend to implement such a process as soon as practicable. Presently, the board of directors welcomes communications from stockholders, employees, and others, whether on a confidential, anonymous, or disclosed basis.

NOMINATING COMMITTEE

         We currently do not have any policy with regard to our consideration of any nominees or candidates for membership on our board of directors recommended by our security holders. We believe that the establishment of such a policy is within the purview of a nominating committee and would be included in a charter for such committee when and if established. Similarly, we do not have any specific qualifications for membership on a nominating committee or for a nominee or candidate for membership on our board of directors at this time, although we expect that any future nominating committee may implement such policies, and it is for this reason that the Company does not know whether there will be any difference in the manner in which the nominating committee will evaluate nominees or candidates to be a director based on whether the nominee is recommended by a security holder or otherwise. Currently, we do not pay a fee to any third party to identify or evaluate or assist in identifying or evaluating potential nominees to the board of directors. To the best of our knowledge, the Company has not received any requests from any security holder recommending any nominees or candidates to its board of directors.

CODE OF ETHICS

         We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our code of ethics is being filed with the SEC as an exhibit to this Form 10-KSB. A copy of the Company's code of ethics may also be obtained by any person, without charge, by sending a written request addressed to: CyGene Laboratories, Inc., 7786 Wiles Road, Coral Springs, Florida 33067.

ITEM 10. EXECUTIVE COMPENSATION

         The following table provides summary information for each of the last three fiscal years about all plan and non-plan compensation awarded to, earned by, or paid to certain persons who served as our executive officers during the most recent fiscal year ended March 31, 2004, or who earned more than $100,000 in salary and bonus.

                                                      SUMMARY COMPENSATION TABLE


                                       Annual Compensation                               Long-Term Compensation
                             ----------------------------------- -----------------------------------------------------------------
    Name and                                                      Restricted      Securities
    Principal       Fiscal                                          Stock         Underlying         LTIP         All Other
    Position         Year        Salary        Bonus     Other      Awards        Options/SARs      Payouts       Compensation
------------------ --------- --------------- ---------- -------- -------------- ------------------ ----------- -------------------

Martin Munzer,       2004     $250,000(1)                                              $-
President and CEO    2003     $250,000(2)                                               -
                     2002     $250,000(2)                                               -

Raymond J. Romano    2004     $ 17,870(3)                              -
(Former CEO and      2003     $     0                               40,000
CFO)                                                               shares of
                                                                    common
                                                                   stock(4)

                     2002     $     0                               280,000
                                                                   shares of
                                                                    common
                                                                   stock(5)

1. Mr. Munzer received no cash compensation for fiscal 2002 through July 1, 2003. All accrued salary was converted to equity as previously described under Note 11- Related Party Transactions. From that period forward to the end of the fiscal year March 31, 2004 Mr. Munzer received $81,000, allowing the balance to accrue.
2. Compensation for these periods was either forgiven to the company or converted into equity as described above. For financial statement purposes, the conversion of said accrued compensation of $374,850 has been expensed at a cost of $0.15 per share, while the actual conversion of salary accrual was calculated at $0.0714. This price per share is slightly higher than the issuances to other directors, and for convertible promissory notes that were issued to other employees and investors at the time.
3.       Represents  common  stock issued to Mr.  Romano in lieu of salary.  See
         Item 12 "Certain Relationships and Related Transactions".
4. Represents common stock issued to Mr. Romano as compensation for services. See Item 12 "Certain Relationships and Related Transactions".
5. Represents common stock issued to Mr. Romano as compensation for services.

OPTION GRANTS IN CURRENT FISCAL YEAR

         The following table sets forth information regarding the grant of stock options to the named executive officers during the fiscal year ended March 31, 2004.

                                                  OPTIONS/GRANTS IN LAST FISCAL YEAR

                                                                Percent of Total
                                   Number of Securities           Options/SARS
                                  Underlying Options/SARS     Granted to Employees    Exercise or Base Price
             Name                       Granted (#)              In Fiscal Year               ($/Sh)           Expiration Date
------------------------------- ---------------------------- ------------------------ ----------------------- ------------------

Martin Munzer                             750,000                                             $0.25                 9/30/08
                                             -
                                             -

DIRECTOR COMPENSATION

         On January 5, 2004, we adopted the Amended and Restated 2004 Stock Plan (the "Amended Plan") which provides for automatic grants of 100,000 shares of common stock to directors who are not employees or 10% stockholders. The grants occur upon adoption of the Amended Plan and upon election or appointment once all prior grants of restricted stock have vested. Upon adoption, we issued 100,000 shares of restricted common stock to each of Raymond J. Romano, Stanley Satz and John J. Signorelli.

         For each of these grants, 20,000 of such shares vested upon issuance, with the remaining 80,000 shares vesting in increments of 20,000 on each December 31 thereafter until fully vested, subject to continued service as directors.

         In addition, on January 5, 2004, in recognition of Messrs. Romano and Signorelli's efforts in business development for the Company, we granted each of them, as compensation for such services, 100,000 stock options with an exercise price of $0.25 per share, exercisable for a period of five years. These stock options were fully vested upon the granting thereof.

EXECUTIVE EMPLOYMENT AGREEMENTS AND TERMINATION/CHANGE-IN-CONTROL ARRANGEMENTS

         CyGene has a seven year employment agreement with Martin Munzer which was entered into on April 13, 1999. The agreement provides for a base salary of $250,000 per year. Mr. Munzer has been negotiating a new agreement with us, but our Board of Directors has been unable to reach any agreement with him.

EMPLOYMENT AGREEMENT  (W. WITOSHKIN)

         On June 1st, 2004 CyGene entered into a three year employment contract with Walter Witoshkin for the position of Vice President of Strategic Development. The compensation package includes an initial salary of $120,000 per annum rising to $240,000 per annum once the company raises at least $5,000,000 of capital through the issuance or sale of securities, loans from banks, financial institutions or other lenders or a combination thereof. The executive is also entitled to performance bonuses of stock options if certain sales and expense control targets are met. The executive was granted 750,000 stock options of which half are fully vested and the balance is vested in increments of 62,500 options bi-annually on each June and December commencing on December 31st, 2004 over the term of this agreement so long as the Executive remains employed by the company on the applicable vesting dates. The exercise price for the 750,000 stock options is the closing price as of the effective date of the agreement. The executive was also granted normal company benefits for vacation, insurance and any standard employee benefits the company offers. Standard provision for termination, non-competitive and non-disclosure of confidential information are part of the agreement.

W. WITOSHKIN:  BACKGROUND

         Walter Witoshkin has held various management and executive positions in the healthcare and pharmaceutical industry. These have included senior financial positions at Wyeth Labs (American Cyanimade) and VP Business Development and CFO positions at SmithKline Beecham (now Glaxo SmithKline) and Menley & James Laboratories, Inc. Over the past twelve years he has been a principle partner at Trident Group, LLC, a consultancy to the healthcare and pharmaceutical industry. At Trident he has been responsible for development of strategic plans, acquisition searches of companies, products and technologies for major pharmaceutical clients as well as smaller companies and start-ups.

CONSULTING AGREEMENTS

         On January 1, 2004, CyGene, Inc. entered into a two-year Consulting Agreement with Dr. Fred McCall-Perez (terminable earlier on three months' notice), whereby Dr. McCall-Perez agreed to act as CyGene, Inc.'s Vice President of Knowledge Base & Genetic Counseling Services and to provide consulting services to CyGene, Inc., including consulting services related to knowledgebase development and genetic counseling services, and the preparation of a web-based interface for client retrieval of laboratory results. Under the Consulting Agreement, CyGene, Inc. agreed to compensate Dr. McCall-Perez for such consulting services at the rate of $10,000 per month, and CyGene, Inc. also agreed to reimburse him for certain pre-authorized expenses incurred in connection with such consulting services.

         On January 19, 2004 (effective as of November 1, 2003), CyGene, Inc. entered into a two-year Consulting Agreement with Dr. Barry Dvorchik and Associates Inc. ("BSA"), whereby BSA agreed to act as CyGene, Inc.'s Vice President of Drug Development and to provide consulting services to CyGene, Inc. Under the Consulting Agreement, CyGene, Inc. agreed to compensate BSA for its consulting services at the rate of $200 per hour for services rendered during the period November 1, 2003 through December 31, 2003; and commencing on January 1, 2004, at the rate of $160 per hour, based on an estimated 100-125 hours per month. CyGene, Inc. also agreed to reimburse BSA for certain pre-authorized expenses incurred in connection with such consulting services. The Consulting Agreement provided for the issuance of 400,000 warrants with an exercise price of $0.225 per share, with 50,000 warrants vest every three months for the duration of the term of the warrant. The warrants expire on December 31, 2010.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table sets forth, as of September 7, 2004, certain information with respect to the Company's equity securities owned of record or beneficially by (i) each executive officer and director of the Company; (ii) each person who owns beneficially more than 5% of each class of the Company's outstanding equity securities; and (iii) all directors and executive officers as a group.


                                                                           AMOUNT AND NATURE
                                       NAME AND ADDRESS                      OF BENEFICIAL            PERCENT
    TITLE OF CLASS                  OF BENEFICIAL OWNER (1)                    OWNERSHIP             OF CLASS (1)
    --------------                  -----------------------                    ---------             ------------

Common Stock            Martin Munzer                                              8,651,109(2)         19.99%
                        7786 Wiles Road
                        Coral Springs, FL 33067
Common Stock            Raymond J. Romano                                          1,179,285(3)          2.72%
                        2 Daniel Road
                        Fairfield, NJ 07004
Common Stock            John Signorelli                                              702,433(4)          1.62%
                        P.O. Box 386
                        Goldens Bridge, NY 10526
Common Stock            Stanley Satz                                                 100,000             *
                        9372 Harding Avenue
                        Surfside, FL 07004
Common Stock            Walter W. Witoshkin                                          750,000(5)          *
                        321 Norristown Road, Suite 320
                        Amble, PA 19002
Common Stock            Elliot Ramberg                                             4,279,864(6)          9.89%


All executive                                                                                           24.33%
officers and
directors as a group

(1) Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act and unless otherwise indicated, and represents securities for which the beneficial owner has sole voting investment power or has the power to acquire such beneficial ownership within 60 days.
(2) These shares are held Mr. Munzer and his wife as tenants by the entireties. It includes 750,000 shares issuable upon the exercise of stock options.
(3) This includes 100,000 shares issuable upon the exercise of stock options. 177,777 of these shares are held by RKL Partner for which Mr. Romano controls 50% and 88,888 of these shares are held by M&R Associates for which Mr. Romano controls 50%.
(4) This includes 100,000 shares issuable upon the exercise of stock options. It includes 74,300 shares which are held by Mr. Signorelli and his wife jointly, and 379,200 shares held by Mr. Signorelli's wife.
(5) This represents 750,000 shares issuable upon the exercise of stock options which are held by Windy Bush Trading Co. LLC of which Mr. Witoshkin is the controlling member.
(6) Includes 1,721,349 shares of common stock owned by his wife Carol Ramberg, of which he is presumed to be the beneficial owner and 400,000 shares issuable upon the exercise of stock options. We are relying on our stock transfer records and information supplied by Mr. Ramberg. We do not know if Mr. or Mrs. Ramberg beneficially own any additional shares since they have not filed a Schedule 13D or 13G although they are required to do so.

* Less than 1%

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

                                 EQUITY COMPENSATION PLAN INFORMATION
                                                                                NUMBER OF SECURITIES
                                                                               REMAINING AVAILABLE FOR
                                                                                FUTURE ISSUANCE UNDER
                            NUMBER OF SECURITIES TO      WEIGHTED-AVERAGE        EQUITY COMPENSATION
                            BE ISSUED UPON EXERCISE     EXERCISE PRICE OF         PLANS (EXCLUDING
                            OF OUTSTANDING OPTIONS,    OUTSTANDING OPTIONS,    SECURITIES REFLECTED IN
                              WARRANTS AND RIGHTS      WARRANTS AND RIGHTS           COLUMN (A))
      PLAN CATEGORY                   (A)                      (B)                       (C)
Equity compensation plans
approved by security
holders                           2,000,000(1)                                        1,500,000
Equity compensation plans
not approved by security
holders                             600,000                                            900,000
          TOTAL

1. The above amount does not include the issuance of 750,000 stock options to Mr. Walter Witoshkin on June 1, 2004

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         In July 2004, we borrowed $50,000 to use as a deposit for our new facilty. The lender was Transpirator LLC, an entity that received all of our assets which existed as of September 29, 2004 and is managed by Mr, Raymond J. Romano, one of our directors. The loan with 6% per annum interest is payable from the receipt of our proposed bridge loan financing. As additional consideration, we agreed to issue Transpirator LLC a warrant to purchase to purchase 50,000 shares of our common stock at $.40 per share over a two year period.

         On February 23, 2004 Mr. Romano purchased $10,000 of our common stock at $.225 per share and on January 9, 2004 Mr. Romano purchased $10,000 of our common stock at $.225 per share. The shares were issued to M&R Associates, a partnership in which Mr. Romano controls 50%. These shares were purchased as part of a private placement of our securities.

         Prior to the merger with CyGene, Inc., we conducted our operations at office facilities provided free of charge by Mr. Romano.

         On September 25, 2003 Mr. Romano purchased $10,000 of our common stock at $.225 per share. The shares were issued to RKL Associates, a partnership in which Mr. Romano controls 50%. These shares were purchased as part of a private placement of the Companies securities.

         On September 12, 2003 Mr. Romano and Mr. John J. Signorelli, both directors of the Company purchased $20,000 and $5,000 of our common stock, respectively, at $0.15 per share.

         Prior to the merger with CyGene, Inc., Messrs. Romano (through RKL Associates) and Signorelli purchased 133,333 and 33,333 shares of CyGene, Inc. common stock at $.15 per share.

         On July 2, 2003 the Board of Directors authorized the issuance of 47,025 shares each to Messrs. Romano Signorelli as compensation for the time and effort spent of the merger with Cygene, Inc. in lieu of the $50.00 per hour that otherwise would be due. The approximate value of the shares was $17,870 based upon the closing price on July 2, 2003 of $.19 per share.

         On December 12, 2002 the Board of Directors authorized the issuance of 80,000 restricted common shares to our three officers and directors as compensation for their efforts in securing the re-listing of common stock on the OTC Bulletin Board. The approximate value of the shares at the time of issue was $2,800 or 0.035 per share. The shares were issued as follows: Mr. Romano received 40,000 shares and Mr. Signorelli and Mr. Porcella each received 20,000 shares.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

         The aggregate fees billed for professional services rendered by our principal independent accountants for the audits of our annual financial statements to be included in our Form 10-KSB/A for the year ended March 31, 2004 were $130,000 (including fees for audits of the cumulative statements of operations from October 25, 1995 (inception) through March 31, 2001 and the statements of changes in stockholders' equity from October 25,1995 (inception) through March 31, 2001____________ as compared to $_________ for the year ended March 31, 2003. Eisner LLP was our independent accountant for fiscal

2004 while Brimmer, Burek & Keelan LLP was our independent accountant for fiscal 2003. Brimmer, Burek & Keelan LLP billed us $________________ in fees for reviews of our financial statements contained in Form 10-QSB during 2004 and $____________for such services in 2003.

AUDIT-RELATED FEES

         We incurred $_______ and $_________ in audit related fees during the fiscal years ended March 31, 2004 and 2003, respectively.


ALL OTHER FEES

         Our principal independent accountants did not perform any other services for us during the fiscal years ended March 31, 2004 or 2003.

         We  have  not  adopted  audit  committee   pre-approval   policies  and
procedures.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 16th day of September 2004.


                                    CYGENE LABORATORIES, INC.


                                    By: /s/ Martin Munzer
                                        --------------------------------------
                                        Martin Munzer, Chief Executive Officer

         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES                               TITLE                                          DATE
----------                               -----                                          ----


/s/ Martin Munzer                        Chairman of the Board of Directors Chief
----------------------                   Executive Officer, and Chief Financial
Martin Munzer                            Officer                                        September 16, 2004


                                         Director                                       September __, 2004
----------------------
Raymond J. Romano

/s/ John Signorelli                      Director                                       September 17, 2004
----------------------
John Signorelli

/s/ John Signorelli                      Director                                       September 17, 2004
----------------------
John Signorelli


/s/ Stanley Satz                         Director                                       September 16, 2004
----------------------
Stanley Satz
