Form 10KSB/A
period 2004-03-31
CYGENE LABORATORIES INC
filed 2004-11-24
CIK 810691

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               FORM 10-KSB/A NO. 1

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

                    For the fiscal year ended March 31, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to ________


                        Commission File Number: 000-15654
                                                ---------

                            CYGENE LABORATORIES, INC.
                            -------------------------
        (Exact name of small business issuer as specified in its charter)

               Delaware                                    22-2789408
               --------                                    ----------
     (State or other jurisdiction of                     (IRS Employer
      incorporation or organization)                   Identification No.)


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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.). $21,727,086.00 as of November 10, 2004.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 42,532,139 shares of common stock were outstanding as of November 10, 2004.

Transitional Small Business Disclosure Form (Check one):  Yes [ ]; No [X]

ITEM 1. DESCRIPTION OF BUSINESS

OUR BUSINESS AND HISTORY

We are a biotechnology company based in Coral Springs, Florida. We were incorporated in Delaware on December 22, 1986 as Transpirator Technologies, Inc. to engage in the development of respiratory therapy products. On September 30, 2003, as described below, we acquired CyGene, Inc. and changed our name to CyGene Laboratories, Inc. CyGene, Inc. was incorporated in 1995 to develop and commercialize a next generation DNA diagnostic technology called TPA or Target Protection Assay. The assets of CyGene, Inc. consist primarily of numerous U.S. and foreign patents. We had no revenue for our fiscal year ended March 31, 2004, and had a net loss of $3,482,982. Our accumulated deficit as of March 31, 2004 was $20,410,163. We have not had any revenue during our current fiscal year.

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

We are focusing our initial development efforts in therapeutic application on a product intended for the containment of possible bacterial, viral and chemical terrorism attacks. Our Strategic Target Elimination ("STE") system is an antibody-based technology, coupled with a unique delivery platform that is designed to rapidly and safely clear microbiological, viral and chemical agents from blood. In addition, STE has the potential to act as a pseudo-vaccine, conferring protection to an individual for approximately 60 days.

BUSINESS STRATEGY

CyGene, Inc.'s strategy is to be a leading next generation gene therapy and diagnostics company. We believe our patented technologies have promise in the discovery, development and utilization of existing and novel diagnostics as well as genetic profiling using synthetic DNA, signal amplification strategies and automation. We are actively developing therapeutics based on synthetic DNA and novel approaches that utilize and enhance the natural immune system for the rapid clearance of pathogens from blood.

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

     o Our diagnostic technologies are based on our proprietary Haystack Processing(TM) ("HP") methods of analysis. HP requires that a sample size be analyzed, not based on the size limitations imposed by existing technologies, but rather by what actual size is required to achieve the most accurate and reliable results. Thus, the search for early forms of cancer or infectious diseases requires the analysis of a test tube or two of blood rather than the conventional or standard drop of blood that is usually analyzed today. We also accomplish HP by way of novel methods of analyzing large sample sizes for low target numbers and by way of signal amplification techniques that allow one isolated target to appear as many. We believe some of the signal amplification methods we have under development could potentially achieve up to a 40,000:1 boost in the detectability of the target.

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

     o Our genetic characterization is based on conventional, as well as cutting edge third party technologies, that have been automated on our AGENDA(TM) robotic platform. Genetic profiling involves the analysis of genes in search for sequence variation that has clinically or otherwise been determined to be relevant as a determinant or predisposing factor for traits, disease or identification. Genetic profiling has been found to be of importance in forensics, in determining predispositions to diseases, and analyzing individual drug and nutrient metabolism. Our method of determining sequence variation requires two independent reactions to confirm the result (two levels of specificity), thus we achieve a very high accuracy of results. Results from the gene characterization, combined with our know-how and expertise in the field of DNA analysis, allow for highly accurate genetic profiling. Our plans call for securing a marketing and sales partner with an established distribution network to test market a product in the first quarter of 2005.

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

Our competitors include: EluSys Therapeutics, Inc., Roche Diagnostics, Bayer Diagnostics, Abbott Labs, Great Smokey Mountain Labs, Hybridon Inc, Avigen Inc, Isis Pharmaceuticals, Inc. and Geron Corp.

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

EMPLOYEES

As of November 10, 2004, we employ six full-time employees, and six part-time employees. Of our 12 employees, two are associated with our executive office, two are associated with our operations, and the remainder are associated with research and development activities in-house and at off-site laboratories.

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

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

OUR COMMON STOCK

The principal market for our common stock is the Pink Sheets, where our common stock trades under the symbol "CYGE.PK." The prices below are based on high and low reported sales prices.

                                                      HIGH             LOW

 FISCAL YEAR ENDING MARCH 31, 2005
 (THROUGH THE DATE OF THIS REPORT)
 First Quarter (4/1/04 to 6/30/04)                    $ 1.17         $ 0.80
 Second Quarter (7/1/04 to 9/30/04)                   $ 1.65         $ 0.45
 Third Quarter (10/1/04 to 11/10/04)                  $ 1.01         $ 0.75

 FISCAL YEAR ENDING MARCH 31, 2004
 First Quarter (4/1/03 to 6/30/03)                    $ 0.25         $ 0.03
 Second Quarter (7/1/03 to 9/30/03)                   $ 0.79         $ 0.13
 Third Quarter (10/1/03 to 12/31/03)                  $ 1.25         $ 0.50
 Fourth Quarter (1/2/04 to 3/31/04)                   $ 1.10         $ 0.61

 FISCAL YEAR ENDED MARCH 31, 2003
 First Quarter (4/1/02 to 6/30/02)                    $ 0.00         $ 0.00
 Second Quarter (7/1/02 to 9/30/02)                   $ 0.03         $ 0.00
 Third Quarter (10/1/02 to 12/31/02)                  $ 0.03         $ 0.01
 Fourth Quarter (1/2/03 to 3/31/03)                   $ 0.10         $ 0.01

STOCKHOLDERS

As of November 10, 2004, there were approximately 688 holders of record of our common stock.

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

RECENT SALES OF UNREGISTERED SECURITIES

During the quarter ended March 31, 2004, we made the following sales of unregistered securities which were exempt from registration under the Securities Act of 1933 (the "Act"). The Reg. S offering referred to below was exempt under Regulation S of the Act and the remaining offerings were exempt as nonpublic offerings under Section 4(2) of the Act and Rule 506 thereunder:

  TYPE OF SALE                        PRICE      AMOUNT RECEIVED   SHARES ISSUED
  ------------                        -----      ---------------   -------------
Private Placement                   $  0.225      $ 315,250.15       1,401,104
Fee for Services                    $  0.83       $  32,054.00         142,462
Dispute Settlement                  $  0.50       $  73,323.00         146,646

Reg. S. Offering  Various Prices
                         Average    $  0.35       $ 124,875.00         355,368
Convertible Notes                   $  0.07143    $  15,500.80         217,006
Issuance of Stock to                $  0.83               N/A          300,000
Directors


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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of our financial condition and results of operations and cash flows should be read together with our financial statements and related notes provided in Item 7 below. The following discussion (as well as statements in Item 1 above and elsewhere) contains forward-looking statements within the meaning of the Private Securities Litigation Act of 1995 that involve risks and uncertainties. Specifically, the forward-looking statements relate to our planned transition to a new facility and anticipated improvements to such planned facility, our strategy described in Item 1 including the possibility of entering into strategic partnerships, alliances, and collaborations, our prospects for our technologies and intellectual property including the boost in detectability in the signal amplification methods under development, our plans and expectations regarding commercialization and marketing efforts, our ability to create and market products and services based on our technologies, the anticipated need, desirability, and demand for our technologies and any products or services based on such technologies, our need to raise additional capital from external sources, our ability to generate cash to internally fund some of our working capital needs, industry and regulatory trends, future advertising, public relations, and marketing costs and expenditures as well as the prospect of a positive return on investment from such costs and expenditures by their generation of revenue, future research and development, the amount of funds needed over the next 12 months, our future liquidity, anticipated employment levels for 2004 and 2005, and our anticipated capital assets expenditures. Additionally, words such as "anticipates," "expects," "believes," "plans," "could," "may," and similar words and phrases identify forward-looking statements.

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

CRITICAL ACCOUNTING POLICIES

The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The Securities and Exchange Commission has defined a company's critical accounting policies as the ones that are most important to the portrayal of the company's financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. We believe that our estimates and assumptions are reasonable under the circumstances; however, actual results may vary from these estimates and assumptions. We have identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. For a further discussion of our significant and critical accounting policies, please see Item 7 - "Financial Statements" Note 1.

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

OVERVIEW

Fiscal 2004 saw a fundamental change in the nature and business of the company. Highlights were:

     o Effective September 30, 2003, we engaged in a reverse merger with CyGene, Inc. Immediately prior to the merger, we declared a special dividend of our assets to stockholders of record prior to the merger so that as of the date of the merger we were a shell corporation without any operations;

     o Under generally accepted accounting principles, the financial statements and other financial information contained in this report are those of CyGene, Inc.;

     o CyGene, Inc. has not generated any revenue and has concentrated its efforts on taking steps to be able to commercialize its products. It has been severely hampered by the lack of working capital;

     o We have determined that our prior financial statements should have been presented on the basis that we were a development stage enterprise. This necessitated an audit of CyGene, Inc. from its inception in 1995, has delayed our filing of this Report and affected our ability to raise additional capital as described below under "Liquidity and Capital Resources."

OUR CONSOLIDATED RESULTS OF OPERATIONS

We recognized no revenue in the fiscal years ended March 31, 2004 and 2003, but incurred substantial costs related to our operations as a development stage company. Total operating expenses for the fiscal years ended March 31, 2004 and 2003 were $3,324,692 and $2,135,486 respectively. The major components of these expenses are detailed and discussed below:

                                                     FISCAL YEAR
                                   FISCAL YEAR          ENDED
                                      ENDED         MARCH 31, 2003
                                  MARCH 31, 2004      (UNAUDITED)       CHANGE (1)       % CHANGE
                                  --------------      ----------        ----------       --------

Compensation and related
  taxes and benefits                $1,340,395        $  961,891        $  378,504          39%

Consulting and professional fees       781,441           533,382           248,059          47%

Research and development               721,991           567,082           154,909          27%

Advertising and public relations       224,506                --           224,506         100%

Interest                               173,399           105,782            67,617          64%

(1) Change in total dollars from period to period.

The increase in compensation and related taxes and benefits primarily relate to the issuance of common stock to our chief executive officer. Our employment level increased between fiscal years 2003 and 2004; further headcount additions are anticipated for fiscal year 2005.

Professional fees include the costs of legal, consulting, accounting and auditing services provided to us. The bulk of these expenses relate to accounting and consulting fees incurred as we required substantial external assistance by consulting firms in constructing and compiling our records to undertake and complete the audits since inception, as well as the legal fees, audit fees and other costs of being a reporting company. While we are unable to estimate future costs of this nature with any degree of certainty, we intend to retain a limited number of skilled employees to reduce the need for extensive assistance from outside law firms, consultants and accounting professionals.

Patent expenses relate to the cycle of patent generation, formation, application and maintenance, as well as costs incurred to protect, enhance or dissolve our interest in any such patent instrument. The fees paid in 2004 reflects management's focus on converting our substantial investments in our patent portfolio into commercially marketable products. These expenses primarily represent services received from specialized law firms during fiscal year 2004, and management expects the level of these expenses to remain consistent over the coming periods.

Research and development costs relate to product development efforts, such as the intellectual property development of the STE technology and the in-vitro validation of the CyProbe gene therapy technology. Additionally, considerable research and development has been conducted on optimizing the methods for the genetic profiling services and automating them on our robotic platform. The costs in fiscal year 2004 reflects outsourced laboratory services and leased laboratory equipment, which management feels will be mitigated in coming periods as we transition to a new facility and complete anticipated improvements to such planned facility.

In the future, we expect that we that we will incur increased marketing and public relations expenditures in connection with our efforts to create promotional materials, ranging from brochures, to trade show collateral materials, to broadcast media, as well as internet based applications, to formally present our corporate and research and development history, significant partners, and our management and operations, to potential customers, partners and investors. These efforts were begun in late fiscal 2003 and were significantly increased during the course of fiscal year 2004, resulting in a substantial increase in these costs compared to the prior year period. As we expect to continue our efforts to introduce our technologies into the commercial market, we anticipate these types of marketing and public relations costs will increase in the future periods, and potentially produce revenues and a positive return on our investment in such advertising and promotional activities.

LIQUIDITY AND CAPITAL RESOURCES

During fiscal year 2004, we raised approximately $1,113,000 from private placements of our common stock, and received $234,200 in debt financing from outside parties. During the year, we employed these resources to fund operating activities, acquire $24,828 in property and equipment, and repay $205,448 in notes payable. Additionally, we converted $2,292,000 of combined trade accounts payable, accrued interest and notes payable to common stock.

From inception, we have been largely reliant on financing from outside parties to fund operations. We believe as a result of our working capital deficits and the uncertainty related to the timing of our planned commercialization of our technologies into viable and marketable products and services, we will be required to obtain additional external capital funding. We believe such additional capital is necessary to fund our operating expenses, to make capital expenditures, to service our debt, and to execute anticipated marketing and research and development plans.

As of March 31, 2004, we had a working capital deficit of $2,137,204. Cash on hand was $145,696 as of March 31, 2004. As of November 15, 2004, our cash balances were approximately $25,000. In the quarter ended June 30, 2004, we raised $403,500 from the sale of shares of common stock to investors outside of the United States pursuant to Regulation S at varying market prices per share. From July 1, 2004 through November 15, 2004, we have raised $137,900 from the sale of shares of common stock to investors outside of the United States pursuant to Regulation S at varying market prices per share. The offering was terminated on July 19, 2004. In July 2004, we raised $180,000 in a private placement to accredited investors from the sale of units consisting of one share of common stock and one stock purchase warrant at $0.40 per unit. The warrants are exercisable at $0.40 for a period of two years.

We anticipate that an additional $3 million may be required to meet our operating requirements during the next 12 months, although there can be no assurances that this amount will be available or sufficient. In order to meet our working capital needs, in late July 2004, we entered into a letter of intent with a New York-based broker-dealer to initially raise between $750,000 and $1,250,000 in bridge loan financing with warrants and then raise between $4,000,000 to $6,000,000 in the sale of Series A Preferred Stock with warrants. We have raised $216,000 of the bridge loan financing as of the date of this Report, although we expect that we will receive further funds once this Report is filed with the Securities and Exchange Commission. The Series A Preferred Stock offering will only occur if the bridge loan financing is raised and is subject to the broker-dealer's continuing due diligence including its review of this Report and of the necessary documentation, as well as other customary financing and closing contingencies. There can be no assurances that we will be successful in raising any funds in the contemplated offerings. Any significant shortfall may result in the delay, scaling back or elimination of some or all of our research and development activities and other operations planned or currently underway. Additionally, unless we raise at least $1,000,000, we will not be able to remain operational over the next 6 months even if we scale back our operations.

If we raise at least $3,000,000.00 from other sources, we believe, based on our current expectations and plans, that sufficient capital will be available to fund our cash requirements through the third quarter of Fiscal 2005. Actual cash requirements may depend on many factors, including particularly the scope and pace of product sales and marketing, research and development efforts and the level of success in entering into strategic alliances. Additionally, we are seeking to hire employees and retain consultants by compensating them in part with grants of common stock, stock options and warrants. To the extent that the market price of our common stock remains low and liquidity is limited, we believe we may encounter difficulty in employing and retaining skilled individuals and outside consultants.

We also expect to generate additional funds by providing genetic profiling services that will be sold through retail distributors and directly to the public. We also expect to continue to seek external funds from collaborations with other biotechnology companies and with pharmaceutical companies, and potentially from other debt, equity and lease financings. We anticipate the key factors affecting our future sources of internal and external funding to be:

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

SPECIAL FACTORS RELATING TO OUR BUSINESS

GOING CONCERN OPINION.

Our independent accountants have indicated in their report on our financial statements that there is substantial doubt about our ability to continue as a going concern. If we cannot raise the necessary capital to permit us to pay our liabilities and our ongoing operating costs, we will not be able to launch our business and be required to cease operations.

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

In addition, many participants in the biotechnology industry are substantially larger than we are, and have greater capital resources, larger and more skilled research and development staffs, and larger or better facilities than us. In addition, many potential competitors are more experienced than we are in diagnostic test development, and in the regulatory process, and in diagnostic product manufacturing and marketing.

We anticipate that once we commence our commercialization and marketing efforts, competition will be based on, among other things, product efficacy, safety, reliability, availability, price, performance, accuracy, patent position, and effective marketing. We believe that any future competitive position will also depend on the ability to attract and retain additional qualified personnel, to obtain patent or other intellectual property protection, or otherwise develop proprietary products or processes, and to secure sufficient capital resources for the period between technological conception, development and ultimately commercial sales.

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

IF WE FAIL TO RAISE SUFFICIENT CAPITAL IN OUR CURRENT PRIVATE PLACEMENT, WE MAY NOT BE ABLE TO REMAIN OPERATIONAL.

As described in "-Liquidity and Capital Resources," we received a term sheet from a broker-dealer to raise debt and equity capital for us. We are dependent upon the receipt of these funds to remain operational and commercialize our products. If we do not receive sufficient funds from these pending offerings, we may not be able to remain in business.

WE MAY NOT BE ABLE TO RAISE ADDITIONAL NEEDED CAPITAL OR FINANCING.

As a development stage company, we have funded our expenditures with externally acquired capital since our inception. We expect to continue to incur operating losses in future periods, and cannot be certain whether or when we will become profitable, if ever, because of the significant uncertainties with respect to our ability to successfully market our genetic profiling products (and related services) and from any potential strategic partnerships and alliances. Until such time as we have operations which generate sufficient cash flows to fund operations, we will continue to rely on capital from equity and debt sources, vendor financing and equipment leasing.

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

WE MAY FACE RISKS RELATED TO INTELLECTUAL PROPERTY LITIGATION.

There has been substantial litigation and other proceedings regarding patent and other intellectual property rights in the biotechnology industry. From time to time, we may become a party to various types of patent litigation or other proceedings regarding intellectual property rights. The cost to us of any patent litigation or other proceeding, including these interferences, even if resolved in our favor, could be substantial. Our future competitors may be able to sustain the cost of such litigation or proceedings more effectively because of their substantially greater financial resources. If any patent litigation or other proceeding is resolved adversely, we may be enjoined from developing, manufacturing, or selling products and services based on the technology and, furthermore, may be held liable for significant damages. We may not be able to obtain any required license on commercially acceptable terms or at all.

Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace. Patent litigation and other proceedings may also absorb significant management time.

FOR OUR GENETIC PROFILING SERVICE PRODUCTS AND OTHER PRODUCTS IN DEVELOPMENT, WE WILL FACE COMPETITION WITH RESPECT TO BRAND NAME(S), COMMERCIAL SALES, MARKETING AND DISTRIBUTION.

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

WE HAVE NO LIABILITY INSURANCE WHICH MEANS ANY LOSSES MAY HAVE A MATERIAL ADVERSE IMPACT UPON US.

Because of our lack of working capital, we have no liability insurance of any kind. In the event of a claim against us, we would be required to pay for the costs of any defense and any adverse verdicts. Because of our financial condition, we would be materially and adversely affected by any liability claim.

WE MAY NOT BE ABLE TO ADEQUATELY INSURE AGAINST THE RISK OF PRODUCT LIABILITY CLAIMS.

Once we commercialize our technologies and commencing selling or licensing them, we may be exposed to the risk of product liability claims, and therefore we plan to seek to mitigate these risks, to the extent possible, through acquiring appropriate product liability insurance. This insurance would be subject to deductibles and coverage limitations, and we may not be able to obtain or maintain adequate protection against potential liabilities subject to changes in premiums, deductibles and coverage options. If we are unable to obtain insurance at an acceptable cost or otherwise protect against potential product liability claims, we could be exposed to significant liabilities, which may materially and adversely affect our business and financial position. These liabilities could prevent or interfere with our commercialization efforts.

RISKS RELATED TO OUR COMMON STOCK

WE MAY ISSUE COMMON OR PREFERRED STOCK WITHOUT THE APPROVAL OF OUR STOCKHOLDERS WITH FEATURES WHICH COULD MAKE IT MORE DIFFICULT FOR A THIRD PARTY TO ACQUIRE US AND COULD DEPRESS OUR STOCK PRICE.

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

BECAUSE OUR COMMON STOCK WILL NOT BE LISTED ON A STOCK EXCHANGE OR NASDAQ, INVESTORS MAY BE UNABLE TO RESELL THEIR SHARES.

Since our common stock only trades on pink sheets, and has extremely limited trading volume, your ability to sell your common stock may be severely restricted. Even if we are able to have our common stock again quoted on the Over-the-Counter Bulletin Board, that trading market is also illiquid. Accordingly, investors must be able to bear the financial risk of losing their entire investment.

THE PRICE OF THE COMMON STOCK MAY BE HIGHLY VOLATILE, AND INVESTORS MAY NOT BE ABLE TO SELL THE COMMON STOCK AT OR ABOVE MARKET PRICES.

The market price for our common stock may be highly volatile. As long as the future market for the common stock is limited, investors who purchase the common stock may only be able to sell their shares, if at all, at a loss.

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


ITEM 7. FINANCIAL STATEMENTS.

                            CYGENE LABORATORIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        CONSOLIDATED FINANCIAL STATEMENTS
                          AS OF MARCH 31, 2004 AND 2003



                      SEE F PAGES AT THE END OF THIS REPORT

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

Brimmer, Burek & Keelan LLP's reports on our consolidated financial statements for the fiscal years ended March 31, 2002 and 2003 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to audit scope, or accounting principles, except that Brimmer, Burek & Keelan LLP's report was modified by the inclusion of an explanatory paragraph addressing the ability of the company to continue as a going concern. During fiscal 2003 and 2002, there have been no disagreements with Brimmer, Burek & Keelan, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Brimmer, Burek & Keelan LLP, would have caused it to make reference to the subject matter in connection with its reports on our consolidated financial statements for such years, nor have there been any reportable events as listed in Item 304(a)(1)(v) of Regulation S-B. However, because our prior financial statements were not presented on the basis that the Company is in the development stage, we will amend those reports filed after September 30, 2003 with the SEC to change the financial statements. We do not know, but believe that Brimmer, Burek & Keelan LLP may disagree with the development stage approach.

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


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT


DIRECTORS AND EXECUTIVE OFFICERS


               NAME             AGE               POSITION
        -------------------     ---     -----------------------------------
        Martin Munzer            52     Chairman of the Board, CEO, and CFO
        Walter W. Witoshkin      59     Vice President of Strategic Development
        Raymond J. Romano        53     Member of the Board of Directors
        John Signorelli          62     Member of the Board of Directors
        Stanley Satz             61     Member of the Board of Directors


Martin M. Munzer has been our CEO, CFO, and Chairman of the Board of Directors since September 30, 2003, the date of our merger. From 1999 to the present, he was and is the CEO and CFO of CyGene, Inc. He joined CyGene in August 1997 as Vice President.

Raymond J. Romano has been one of our directors since inception in 1986. He was also our former CEO and Chairman of the Board of Directors from our inception through September 30, 2003, the date of our merger with CyGene, Inc.. Mr. Romano has been Vice President of Lodging Concepts, Inc., a privately held corporation in Fairfield, New Jersey since January 1990.

John J. Signorelli has been one of our directors since 1987. He has been retired since April 2001. Since retiring, he occasionally provides health care consulting services on a part-time basis.

Stanley Satz has been one of our directors since September 30, 2003, the date of our merger. From 1995 to present he was and is President and Chief Scientific Officer of BioNucleonics, Inc., a privately held corporation in Miami, Florida since 1995. He has 20 years of experience in product development, including diagnostic and therapeutic radiopharmaceuticals, and led the development and GMP production of Strontium Chloride Sr-89, Injection, a therapeutic for treatment of cancer bone pain, approved by the FDA in 2003. This background has given him extensive experience in active pharmaceutical ingredient and materials characterization, and drug validation and discovery, moving drug candidates through to FDA approval including implementation of advanced engineering automation for medical device development and production. He graduated from the University of Miami with a B.S. in Engineering and BBA. After obtaining an MPA from Florida Atlantic University, he enrolled in the Ph.D. program at the University of Ljubljana, Yugoslavia.

Previous experience with the SBIR program and the Advanced Technology Program of NIST led to multiple successes, including major collaborations with Cardinal Health and the Boeing Radiation Effects Laboratory. He has also received grants from NATO, the U.S. Department of Energy, the United States Industry Coalition and the State of Florida. Satz has 8 awarded U.S. patents that include radiopharmaceutical, radioimmunotherapeutic and radioactive medical devices, and 6 pending patents. A former Adjunct Professor in the Department of Continuing Education of the University of Miami, he is Chairman of the Scientific Advisory Board at Florida Atlantic University, Boca Raton, FL, and serves on the Advisory Board of Florida International University's School of Engineering. He is also on the Board of Directors of Washington D.C. based non-profit United States Industry Coalition.

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

NAME                  FORM     DATE OF EVENT             EXPLANATION
----                  ----     -------------             -----------
Raymond J. Romano      4       January 5, 2004     Filed late on July 08, 2004
John J. Signorelli     3       April 27, 1987      Filed late on April 14, 2004
Stanley Satz           4       January 5, 2004     Filed late on June 15, 2004


AUDIT COMMITTEE AND AUDIT COMMITTEE FINANCIAL EXPERT

Our board of directors has an audit committee, but does not have a nominating committee or compensation committee or any committees performing similar functions. Our plenary board presently performs similar functions as those commonly understood to be within the purview and competence of such committees generally. Our audit committee is comprised of Raymond Romano and John Signorelli. Neither of Mr. Romano or Mr. Signorelli has advised us that he is an audit committee financial expert within the meaning of the SEC's rules. In the future, the board of directors intends to establish compensation and nominating committees and to adopt such other corporate governance measurers and policies as it believes are appropriate or necessary.

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

CODE OF ETHICS

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our code of ethics was filed with the SEC as an exhibit to our Form 10-KSB. A copy of the Company's code of ethics may also be obtained by any person without charge by sending a written request addressed to: CyGene Laboratories, Inc., 7786 Wiles Road, Coral Springs, Florida 33067.

ITEM 10. EXECUTIVE COMPENSATION

The following table provides summary information for each of the last three fiscal years about all plan and non-plan compensation awarded to, earned by, or paid to certain persons who served as our executive officers during the most recent fiscal year ended March 31, 2004, or who earned more than $100,000 in salary and bonus.

SUMMARY COMPENSATION TABLE


                               Annual Compensation                   Long-Term Compensation
  Name and                                                           Restricted     Securities
  Principal          Fiscal                                          Stock          Underlying         LTIP         All  Other
  Position           Year         Salary          Bonus     Other    Awards         Options/SARs       Payouts     Compensation
  --------           ----         ------          -----     -----    ------         ------------       -------     ------------
  Martin Munzer,     2004      $655,770(1)                                           $   -
  President and CEO  2003      $250,000(2)                                               -
                     2002      $742,045(3)                                               -

 Raymond J. Romano   2004      $ 17,870(4)                               -
 (Former  CEO  and   2003      $     0                               40,000
  CFO)                                                               shares of
                                                                     common
                                                                     stock(5)

                     2002      $     0                               280,000
                                                                     shares of
                                                                     common
                                                                     stock(6)

(1) Mr. Munzer's salary for the year ended March 31, 2004 was $250,000. As of July 9, 2003, the Company owed Mr. Munzer accrued salary of $62,500 for the year ended March 31, 2002, $250,000 for the year ended March 31, 2003 and $69,230 for the period from April 1, 2003 through July 9, 2003. On July 9, 2003 the Company issued 5,250,000 shares of common stock to Mr. Munzer which was valued at $.15 per share ($787,500) in payment of all accrued salary through that date. Mr. Munzer's salary from July 9, 2003 through March 31, 2004 aggregated $180,770, of which $62,005 remains unpaid as of March 31, 2004.

(2) Mr. Munzer's salary for the year ended March 31, 2003 was $250,000, none of which was paid during the year (see (1) above).

(3) For the year ended March 31, 2002, Mr. Munzer earned salary at a rate of $250,000 per annum. As of the beginning of that year, the Company owed $333,952 in unpaid salary to Mr. Munzer. As of December 31, 2001 the Company issued 1,013,497 shares of common stock to Mr. Munzer which was valued at $1.00 per share in payment of all accrued salary through that date. Mr. Munzer's salary from January 1, 2002 through March 31, 2002 aggregated $62,500 and was not paid during the year (see (1) above).

(4) Represents common stock issued to Mr. Romano in lieu of salary. See Item 12 "Certain Relationships and Related Transactions".

(5) Represents common stock issued to Mr. Romano as compensation for services. See Item 12 "Certain Relationships and Related Transactions".

(6)  Represents common stock issued to Mr. Romano as compensation for services.

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

In addition, on January 5, 2004, in recognition of Messrs. Romano and Signorelli's efforts in business development for us, we granted each of them as compensation for such services 100,000 stock options with an exercise price of $0.25 per share, exercisable for a period of five years. These stock options were fully vested upon grant.

EXECUTIVE EMPLOYMENT AGREEMENTS AND TERMINATION/CHANGE-IN-CONTROL ARRANGEMENTS

CyGene, Inc. has a seven year employment agreement with Martin Munzer which was entered into on April 13, 1999. The agreement provides for a base salary of $250,000 per year. Mr. Munzer has been negotiating a new agreement with us, but our Board of Directors has been unable to reach any agreement with him.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of November 10, 2004, certain information with respect to our equity securities owned of record or beneficially by (i) each executive officer and director; (ii) each person who owns beneficially more than 5% of each class of our outstanding equity securities; and (iii) all directors and executive officers as a group.


                                                             AMOUNT AND NATURE
                         NAME AND ADDRESS                      OF BENEFICIAL         PERCENT
TITLE OF CLASS        OF BENEFICIAL OWNER (1)                    OWNERSHIP          OF CLASS (1)
--------------        -----------------------                    ---------         ------------
Common Stock            Martin Munzer                          8,651,109(2)         19.99%
                                                                      --
                        7786 Wiles Road
                        Coral Springs, FL 33067

Common Stock            Raymond J. Romano                      1,179,285(3)          2.72%
                                                                      --
                        2 Daniel Road
                        Fairfield, NJ 07004

Common Stock            John Signorelli                          702,433(4)          1.62%
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
officers and
directors as a group

(1) Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act and unless otherwise indicated, and represents securities for which the beneficial owner has sole voting investment power or has the power to acquire such beneficial ownership within 60 days.
(2) These shares are held Mr. Munzer and his wife as tenants by the entireties. It includes 750,000 shares issuable upon the exercise of stock options.
(3) This includes 100,000 shares issuable upon the exercise of stock options. 177,777 of these shares are held by RKL Partner for which Mr. Romano controls 50% and 88,888 of these shares are held by M&R Associates for which Mr. Romano controls 50%.
(4) This includes 100,000 shares issuable upon the exercise of stock options. It includes 74,300 shares which are held by Mr. Signorelli and his wife jointly, and 379,200 shares held by Mr. Signorelli's wife
(5) This represents 750,000 shares issuable upon the exercise of stock options which are held by Windy Bush Trading Co. LLC of which Mr. Witoshkin is the controlling member.
(6) Includes 1,721,349 shares of common stock owned by his wife Carol Ramberg, of which he is presumed to be the beneficial owner and 400,000 shares issuable upon the exercise of stock options. We are relying on our stock transfer records and information supplied by Mr. Ramberg. We do not know if Mr. or Mrs. Ramberg beneficially own any additional shares.

     *Less than 1%

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

                      EQUITY COMPENSATION PLAN INFORMATION
                                                                                NUMBER OF SECURITIES
                                                                               REMAINING AVAILABLE FOR
                                                                                FUTURE ISSUANCE UNDER
                            NUMBER OF SECURITIES TO      WEIGHTED-AVERAGE        EQUITY COMPENSATION
                            BE ISSUED UPON EXERCISE     EXERCISE PRICE OF         PLANS (EXCLUDING
                            OF OUTSTANDING OPTIONS,    OUTSTANDING OPTIONS,    SECURITIES REFLECTED IN
                              WARRANTS AND RIGHTS      WARRANTS AND RIGHTS           COLUMN (A))
      PLAN CATEGORY                   (A)                      (B)                       (C)
      -------------           -------------------      -------------------           -----------
Equity compensation plans
approved by security
holders                            2,200,000                   1.69                   1,300,000
Equity compensation plans
not approved by security
holders                             960,500                    2.61                       -
          TOTAL                    3,160,500                   1.97                   1,300,000

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In July 2004, we borrowed $50,000 to use as a deposit for our new facility. The lender was Transpirator LLC, an entity that received all of our assets which existed as of September 29, 2004 and is managed by Mr, Raymond J. Romano, one of our directors. The loan with 6% per annum interest is payable from the receipt of our proposed bridge loan financing. As additional consideration, we agreed to issue Transpirator LLC a warrant to purchase to purchase 50,000 shares of our common stock at $.40 per share over a two year period.

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

On September 25, 2003 Mr. Romano purchased $10,000 of our common stock at $.225 per share. The shares were issued to RKL Associates, a partnership in which Mr. Romano controls 50%. These shares were purchased as part of a private placement of the Company's securities.

On September 12, 2003 Mr. Romano and Mr. John J. Signorelli, a director purchased $20,000 and $5,000 of our common stock , respectively, at $0.15 per share.

On July 2, 2003 the Board of Directors authorized the issuance of 47,025 shares each to Messrs. Romano and Signorelli as compensation for the time and effort spent on the merger with CyGene, Inc. in lieu of the $50.00 per hour that otherwise would be due. The approximate value of the shares was $17,870 based upon the closing price on July 2, 2003 of $.19 per share.

On December 12, 2002 the Board of Directors authorized the issuance of 80,000 restricted common shares to our three officers and directors as compensation for their efforts in securing the re-listing of common stock on the OTC Bulletin Board. The approximate value of the shares at the time of issue was $2,800 or
0.035 per share. The shares were issued as follows: Mr. Romano received 40,000 shares and Mr. Signorelli and a person no longer serving as an officer or director each received 20,000 shares.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) EXHIBIT INDEX

Exhibit
Number      Description
------      -----------

10.1     CyGene, Inc. Employment Agreement with Martin Munzer(1)

10.2     Lease(1)

10.3     2004 Stock Plan(1)

10.4     CyGene, Inc. Consulting Agreement with Fred McCall-Perez(1)

10.5     CyGene, Inc. Consulting Agreement with Barry Dvorchik and Associates,
         Inc.(1)

21       Company Subsidiaries(1)

31.1 CEO and CFO certification required under Section 302 of the Sarbanes-Oxley Act of 2002

32.1 CEO and CFO certification required under Section 906 of the Sarbanes-Oxley Act of 2002

99.1     Code of Ethics(1)

(1) Contained in Form 10-KSB filed on September 17, 2004.

         None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

The aggregate fees billed for professional services rendered by our principal independent accountants for the audit of our annual financial statements included in our Form 10-KSB for the year ended March 31, 2004 were $200,000 as compared to $35,938 for the year ended March 31, 2003. Eisner LLP was our registered public accounting firm for fiscal 2004 while Brimmer, Burek & Keelan LLP was our independent accountant for fiscal 2003. Brimmer, Burek & Keelan LLP billed us $20,000 in fees for reviews of our financial statements contained in Form 10-QSB during 2004 and $20,000 for such services in 2003.

AUDIT-RELATED FEES

We incurred $0 and $0 in audit related fees during the fiscal years ended March 31, 2004 and 2003, respectively.

TAX FEES

Our principal independent accountants billed us $0 for tax services for the years ended March 31, 2004 and March 31, 2003.

ALL OTHER FEES

Our principal independent accountants did not perform any other services for us during the fiscal years ended March 31, 2004 or 2003.

We have not adopted audit committee pre-approval policies and procedures.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 24th day of November 2004.


                                         CYGENE LABORATORIES, INC.

                                         By: /s/ Martin Munzer
                                         ---------------------
                                         Martin Munzer, Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES                               TITLE                                          DATE
----------                               -----                                          ----
/s/ Martin Munzer                        Chairman of the Board of Directors Chief       November 24, 2004
-----------------                        Executive Officer, and Chief Financial
Martin Munzer                            Officer


/s/ Raymond J. Romano                    Director                                       November 24, 2004
---------------------
Raymond J. Romano


/s/ John Signorelli                      Director                                       November 24, 2004
-------------------
John Signorelli


/s/ Stanley Satz                         Director                                       November 24, 2004
----------------
Stanley Satz

                            CYGENE LABORATORIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                    CONTENTS

PAGE        F-1       REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE        F-2       CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 2004

PAGE        F-3       CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED MARCH 31, 2004 AND 2003 (UNAUDITED)
                      AND PERIOD FROM OCTOBER 25, 1995 (INCEPTION) THROUGH MARCH 31, 2004 (UNAUDITED)

PAGES       F-4       CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL  DEFICIENCY FOR THE PERIOD FROM OCTOBER 25, 1995
                      (INCEPTION) THROUGH MARCH 31, 2004

PAGE        F-7       CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED MARCH 31, 2004 AND 2003 (UNAUDITED)
                      AND PERIOD FROM OCTOBER 25, 1995 (INCEPTION) THROUGH MARCH 31, 2004 (UNAUDITED)

PAGES       F-8       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Cygene Laboratories Inc.
(a development stage company)


We have audited the accompanying consolidated balance sheet of Cygene Laboratories, Inc. and subsidiaries (the "Company") as of March 31, 2004, the related consolidated statements of operations and cash flows for the year then ended and the related consolidated statement of changes in capital deficiency for the period from October 25, 1995 (inception) through March 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

Except as discussed in the following paragraph, we conducted our audit in accordance with the Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

We did not audit the Company's results of operations for the years ended March 31, 2003 and 2002, reflecting net losses of $2,219,298 and $4,914,480, respectively, which amounts enter into the determination of changes in capital deficiency for the period from October 25, 1995 (inception) through March 31, 2004.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cygene Laboratories, Inc. and subsidiaries as of March 31, 2004, and the results of their operations and their cash flows for the year then ended and, except for the effects of such adjustments, if any, as might have been determined had we audited the results of operations for the years ended March 31, 2003 and 2002, as discussed in the preceding paragraph, the changes in capital deficiency for the period from October 25, 1995 (inception) through March 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company had a net loss of $3,482,982 for the year ended March 31, 2004 and had a working capital deficiency of $2,137,124 and a capital deficiency of $2,258,792 as of March 31, 2004. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern, which assumes the realization of assets and satisfaction of liabilities in the normal course of business, and does not include any adjustments that may result from the outcome of this uncertainty.

The accompanying consolidated statements of operations and cash flows for the year ended March 31, 2003 and for the period from October 25, 1995 (inception) through March 31, 2004 were not audited by us and, accordingly, we do not express an opinion on them.

Eisner LLP


New York, New York
August 18, 2004

With respect to the third paragraph of Note 11
November 9, 2004

                            CYGENE LABORATORIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2004
                                 --------------


CURRENT ASSETS
 Cash                                                             $    145,696
 Accounts receivable                                                     1,126
 Other current assets                                                   20,062
                                                                  ------------
         Total Current Assets                                          166,884

PROPERTY AND EQUIPMENT, NET                                             32,084

 Other assets                                                              840
                                                                  ------------

TOTAL ASSETS                                                      $    199,808
                                                                  ============


CURRENT LIABILITIES
 Accounts payable                                                 $    725,827
 Accrued officers salary                                                61,976
 Accrued salary and related benefits                                   974,138
 Other accrued expenses                                                 29,932
 Notes payable and convertible debentures (current portion)            473,410
 Note payable - shareholders                                            38,724
                                                                  ------------
         Total Current Liabilities                                   2,304,007
                                                                  ------------

LONG-TERM DEBT

 Notes payable and convertible debentures (non-current portion)        154,593
                                                                  ------------
         Total Long Term Debt                                          154,593
                                                                  ------------

TOTAL LIABILITIES                                                    2,458,600
                                                                  ------------

CAPITAL DEFICIENCY
 Class A common stock, $.001 par value, 95,000,000 shares
   authorized, 40,068,648 shares issued and outstanding                 40,069
 Class B common stock, $.001 par value, 10,000,000 shares
   authorized, none issued and outstanding                                  --

 Additional paid-in capital                                         18,172,491
 Deferred compensation                                                 (60,347)
 Deficit accumulated during development stage                      (20,410,163)
 Other comprehensive loss                                                 (842)
                                                                  ------------
         Total Capital Deficiency                                   (2,258,792)
                                                                  ------------

TOTAL LIABILITIES AND CAPITAL DEFICIENCY                          $    199,808
                                                                  ============

        See accompanying notes to the consolidated financial statements.

                            CYGENE LABORATORIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
      YEARS ENDED MARCH 31, 2004 AND 2003 AND PERIOD FROM OCTOBER 25, 1995
      --------------------------------------------------------------------
                       (INCEPTION) THROUGH MARCH 31, 2004
                       ----------------------------------

                                               Year Ended        Year Ended      Inception through
                                                March 31,       March 31,2003     March 31, 2004
                                                  2004           (Unaudited)       (Unaudited)
                                              ------------      ------------      ------------
OPERATING EXPENSES
 Research and development                     $    721,991      $    567,082      $  3,428,282
 General and administrative                      2,602,701         1,568,404        15,389,752
                                              ------------      ------------      ------------
    Total Operating Expenses                     3,324,692         2,135,486        18,818,034
                                              ------------      ------------      ------------

LOSS FROM OPERATIONS                            (3,324,692)       (2,135,486)      (18,818,034)
                                              ------------      ------------      ------------

OTHER INCOME (EXPENSE)
  Other income (expense)                            15,109            21,970          (622,579)
  Interest expense                                (173,399)         (105,782)         (969,550)
                                              ------------      ------------      ------------
    Total Other Income (Expense)                  (158,290)          (83,812)       (1,592,129)
                                              ------------      ------------      ------------

NET LOSS                                        (3,482,982)       (2,219,298)      (20,410,163)
                                              ------------      ------------      ------------

Other comprehensive (loss) income
    Foreign currency translation
    adjustment                                      (1,904)            3,470              (842)
                                              ------------      ------------      ------------

TOTAL COMPREHENSIVE (LOSS)                    $ (3,484,886)     $ (2,215,828)     $(20,411,005)
                                              ============      ============      ============

Net loss per common share:
 Basic and fully diluted loss per share       $      (0.12)     $      (0.13)
                                              ============      ============

Weighted average number of common shares:
 Basic and fully diluted                        30,167,732        16,633,310
                                              ============      ============


        See accompanying notes to the consolidated financial statements.

                        CYGENE LABORATORIES, INC.
         CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL DEFICIENCY
          FOR THE PERIOD FROM INCEPTION THROUGH MARCH 31, 2004
          ----------------------------------------------------

                                                                                                                       Additional
                                                              Class A Common Stock          Class B Common Stock         Paid-In
                                                              Shares        Amount         Shares          Amount        Capital
                                                          ------------   ------------   ------------   ------------   ------------
Balance at March 31, 1995                                           --   $         --             --             --   $         --

Common stock issued to founders                              2,958,633          2,959        268,967            269          4,841
Net loss                                                            --             --             --             --             --

                                                          ------------   ------------   ------------   ------------   ------------
Balance at March 31, 1996                                    2,958,633          2,959        268,967            269          4,841

Common stock issued for cash at $.21 per share                 665,482            665         60,499             60        150,521
Common stock issued for services at $.21 per share              31,167             31          2,833              3         36,216
Net loss                                                            --             --             --             --             --

                                                          ------------   ------------   ------------   ------------   ------------
Balance at March 31, 1997                                    3,655,282   $      3,655        332,299            332        191,578

Common stock issued for cash at $.21 per share                 387,231            387         35,203             35         91,033
Common stock issued for services at $.19 per share             308,000            308         28,000             28         77,714
Common stock issued for compensation at $.21 per share       5,610,000          5,610        510,000            510      1,267,380
Net loss                                                            --             --             --             --             --

                                                          ------------   ------------   ------------   ------------   ------------
Balance at March 31, 1998                                    9,960,513          9,960        905,502            905      1,627,705

Common stock issued for cash at $.13 per share               2,508,051          2,508        228,005            228        339,271
Common stock issued for cash at $.21 per share                 730,037            730         66,367             66        162,464
Common stock issued for cash at $.67 per share                 100,375            100          9,125              9         72,891
Common stock issued for services at $.21 per share              44,000             44          4,000              4          9,952
Common shares issued by officers to employees
   for compensation                                                 --             --             --             --        473,444
Net loss                                                            --             --             --             --             --

                                                          ------------   ------------   ------------   ------------   ------------
Balance at March 31, 1999                                   13,342,976         13,342      1,212,999          1,212      2,685,727

Common stock issued for cash at $.67 per share                  38,500             39          3,500              4         27,957
Common stock issued for cash at $1.00 per share                 82,500             83          7,500              8         89,910
Common stock issued for cash at $1.33 per share                 90,382             90          8,217              8        131,367
Common stock issued for cash at $5.00 per share                640,000            640             --             --      3,199,344
Common stock issued upon conversion of debt
   at $.23 per share                                            96,158             96             --             --         20,694
Common stock issued for services at $.67 per share               5,412              5            492              1          2,239
Common stock issued for services at $5.00 per share             72,500             73             --             --        361,928
Options issued for Compensation                                     --             --             --             --        303,151
Warrants issued in private placement of debt                        --             --             --             --         19,604
Net loss                                                            --             --             --             --             --

                                                          ------------   ------------   ------------   ------------   ------------
Balance at March 31, 2000                                   14,368,428   $     14,368      1,232,708   $      1,233   $  6,841,921

[RESTUBBED]

                                                                            Other                         Total
                                                          Accumulated   Comprehensive     Deferred       Capital
                                                             Deficit    Income (loss)   Compensation    Deficiency
                                                          ------------   ------------   ------------   ------------
Balance at March 31, 1995                                 $         --   $         --   $         --   $         --

Common stock issued to founders                                     --             --             --          8,069
Net loss                                                          (398)            --             --           (398)

                                                          ------------   ------------   ------------   ------------
Balance at March 31, 1996                                 $       (398)            --   $         --   $      7,671

Common stock issued for cash at $.21 per share                      --             --             --        151,246
Common stock issued for services at $.21 per share                  --             --             --         36,250
Net loss                                                      (153,983)            --             --       (153,983)

                                                          ------------   ------------   ------------   ------------
Balance at March 31, 1997                                 $   (154,381)            --   $         --   $     41,184

Common stock issued for cash at $.21 per share                      --             --             --         91,455
Common stock issued for services at $.19 per share                  --             --             --         78,050
Common stock issued for compensation at $.21 per share              --             --             --      1,273,500
Net loss                                                    (1,863,727)            --             --     (1,863,727)

                                                          ------------   ------------   ------------   ------------
Balance at March 31, 1998                                   (2,018,108)            --   $         --       (379,538)

Common stock issued for cash at $.13 per share                      --             --             --        342,007
Common stock issued for cash at $.21 per share                      --             --             --        163,260
Common stock issued for cash at $.67 per share                      --             --             --         73,000
Common stock issued for services at $.21 per share                  --             --             --         10,000
Common shares issued by officers to employees
   for compensation                                                 --             --             --        473,444
Net loss                                                    (1,388,311)            --             --     (1,388,311)

                                                          ------------   ------------   ------------   ------------
Balance at March 31, 1999                                   (3,406,419)            --   $         --       (706,138)

Common stock issued for cash at $.67 per share                      --             --             --         28,000
Common stock issued for cash at $1.00 per share                     --             --             --         90,001
Common stock issued for cash at $1.33 per share                     --             --             --        131,465
Common stock issued for cash at $5.00 per share                     --             --             --      3,199,984
Common stock issued upon conversion of debt
   at $.23 per share                                                --             --             --         20,790
Common stock issued for services at $.67 per share                  --             --             --          2,245
Common stock issued for services at $5.00 per share                 --             --             --        362,001
Options issued for Compensation                                     --             --             --        303,151
Warrants issued in private placement of debt                        --             --             --         19,604
Net loss                                                    (2,502,084)            --             --     (2,502,084)

                                                          ------------   ------------   ------------   ------------
Balance at March 31, 2000                                 $ (5,908,503)  $         --   $         --   $    949,019




        See accompanying notes to the consolidated financial statements.

                            CYGENE LABORATORIES, INC.
             CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL DEFICIENCY
        FOR THE PERIOD FROM INCEPTION THROUGH MARCH 31, 2004 (continued)
        ----------------------------------------------------------------

                                                                                                                       Additional
                                                              Class A Common Stock          Class B Common Stock         Paid-In
                                                              Shares        Amount         Shares          Amount        Capital
                                                          ------------   ------------   ------------   ------------   ------------
Common stock issued for cash at $5.00 per share                102,000            102             --             --   $    509,899
Common stock issued for services at $5.00 per share             46,750             47             --             --        233,703
Common stock issued for conversion of debt                     358,970            359             --             --         77,865
Options issued for services                                         --             --             --             --        804,341
Warrants issued in private placement of debt                        --             --             --             --         94,726
Common shares issued by officers to employees
   for compensation                                                 --             --             --             --         65,625
Net loss                                                            --             --             --             --             --

                                                          ------------   ------------   ------------   ------------   ------------
Balance at March 31, 2001                                   14,876,148   $     14,876      1,232,708   $      1,233   $  8,628,080

Common stock issued for conversion of debt at $1.00
   per share                                                    74,800             74             --             --         74,725
Common stock issued for services at $.22 per share             126,000            126             --             --        125,874
Common stock issued for conversion of accrued
   salary and compensation at $.01 per share                 1,881,167          1,881             --             --      1,879,286
Common stock issued for sale of equipment at $1.00
   per share                                                    10,000             10             --             --          9,990
Options issued for services                                         --             --             --             --         86,133
Options issued for compensation                                     --             --             --             --        103,874
Warrants issued in private placement of debt                        --             --             --             --         78,530
Common shares issued by officers to creditors                       --             --             --             --        267,800
Common shares issued by officers to consultants                     --             --             --             --         50,000
Common shares issued by officers to employees
   for compensation                                                 --             --             --             --         27,500
Net loss                                                            --             --             --             --             --
Other comprehensive loss - foreign currency
    translation                                                     --             --             --             --             --

                                                          ------------   ------------   ------------   ------------   ------------
Balance at March 31, 2002                                   16,968,115   $     16,967      1,232,708   $      1,233   $ 11,331,793

Common stock issued for cash at $.50 per share                 457,700            458             --             --        228,392
Common stock issued for purchase of equipment                  200,000            200             --             --         99,800
Common stock issued for services at $.50 per share             120,000            120             --             --         31,325
Common stock issued for conversion of debt at $1.00
   per share                                                    99,755            100             --             --         99,653
Warrants issued for services                                        --             --             --             --         23,570
Common shares issued by officers to employees
   for compensation                                                 --             --             --             --        873,615
Common shares issued by officers to consultants                     --             --             --             --        265,971
Common shares issued by officers to creditors                       --             --             --             --          3,473
Net loss                                                            --             --             --             --             --
Other comprehensive income - foreign
   currency translation                                             --             --             --             --             --

                                                          ------------   ------------   ------------   ------------   ------------
Balance at March 31, 2003                                   17,845,570   $     17,845      1,232,708   $      1,233   $ 12,957,592


[RESTUBBED]

                                                                                Other                         Total
                                                              Accumulated   Comprehensive     Deferred       Capital
                                                                 Deficit    Income (loss)   Compensation    Deficiency
                                                              ------------   ------------   ------------   ------------
Common stock issued for cash at $5.00 per share                         --             --             --   $    510,001
Common stock issued for services at $5.00 per share                     --             --             --        233,750
Common stock issued for conversion of debt                              --             --             --         78,224
Options issued for services                                             --             --             --        804,341
Warrants issued in private placement of debt                            --             --             --         94,726
Common shares issued by officers to employees
   for compensation                                                     --             --             --         65,625
Net loss                                                        (3,884,900)            --             --     (3,884,900)
                                                              ------------   ------------   ------------   ------------
Balance at March 31, 2001                                     $ (9,793,403)            --   $         --   $ (1,149,214)

Common stock issued for conversion of debt at $1.00
   per share                                                            --             --             --         74,799
Common stock issued for services at $.22 per share                      --             --             --        126,000
Common stock issued for conversion of accrued
   salary and compensation at $.01 per share                            --             --             --      1,881,167
Common stock issued for sale of equipment at $1.00
   per share                                                            --             --             --         10,000
Options issued for services                                             --             --             --         86,133
Options issued for compensation                                         --             --             --        103,874
Warrants issued In private placement of debt                            --             --             --         78,530
Common shares issued by officers to creditors                           --             --             --        267,800
Common shares issued by officers to consultants                         --             --             --         50,000
Common shares issued by officers to employees
   for compensation                                                     --             --             --         27,500
Net loss                                                        (4,914,480)            --             --     (4,914,480)
Other comprehensive loss - foreign currency
    translation                                                         --         (2,408)            --         (2,408)

                                                              ------------   ------------   ------------   ------------
Balance at March 31, 2002                                     $(14,707,883)  $     (2,408)  $         --   $ (3,360,299)

Common stock issued for cash at $.50 per share                          --             --             --        228,850
Common stock issued for purchase of equipment                           --             --             --        100,000
Common stock issued for services at $.50 per share                      --             --             --         31,445
Common stock issued for conversion of debt at $1.00
   per share                                                            --             --             --         99,753
Warrants issued for services                                            --             --             --         23,570
Common shares issued by officers to employees
   for compensation                                                     --             --             --        873,615
Consulting expense related to shares issued by
   officers to consultants                                              --             --             --        265,971
Common shares issued by officers to creditors                           --             --             --          3,473
Net loss                                                        (2,219,298)            --             --     (2,219,298)
Other comprehensive income - foreign
   currency translation                                                 --          3,470             --          3,470

                                                              ------------   ------------   ------------   ------------
Balance at March 31, 2003                                     $(16,927,181)  $      1,062   $         --   $ (3,949,450)


               See accompanying notes to the financial statements

                            CYGENE LABORATORIES, INC.
             CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL DEFICIENCY
        FOR THE PERIOD FROM INCEPTION THROUGH MARCH 31, 2004 (continued)
        ----------------------------------------------------------------

                                                                                                                       Additional
                                                              Class A Common Stock          Class B Common Stock         Paid-In
                                                              Shares        Amount         Shares          Amount        Capital
                                                          ------------   ------------   ------------   ------------   ------------

Common stock issued for cash at $.15 per share                 400,000            400             --             --         59,600
Common stock issued for cash at $.225 per share              4,325,763          4,326             --             --        923,585
Common stock issued for cash at $.36 per share                 355,368            355             --             --        124,520
Common stock issued for services at $.15 to
   $.83 per share                                              515,795            516             --             --        137,938
Common stock issued for conversion of accrued salaries and
   compensation at $.15 per share                            5,596,150          5,596        325,847            326        856,776
Common stock issued for conversion of debt at $.07 to
   $1.00 per share                                           3,271,806          3,272             --             --      2,288,755
Options issued for compensation                                     --             --             --             --        303,191
Warrants issued in connection with debt                             --             --             --             --         34,348
Warrants issued for services                                        --             --             --             --        130,287
Beneficial conversion feature of convertible debt                   --             --             --             --        146,700
Common shares issued by officers to employees
   for compensation                                                  --             --             --             --         50,000
Exchange of class  B shares to class A shares
   per merger agreement                                      1,558,555          1,559     (1,558,555)        (1,559)            --
Common stock issued for consulting fees                        810,000            810             --             --        174,606
Shares place in escrow as a result of merger                  (140,359)          (140)            --             --         (9,876)
Cygene shares issued to TTI stockholders                     5,530,000          5,530             --             --         (5,530)
Amortization of deferred costs                                      --             --             --             --             --
Net loss                                                            --             --             --             --             --
Other comprehensive loss - foreign
   currency translation                                             --             --             --             --             --

                                                          ------------   ------------   ------------   ------------   ------------
Balance at March 31, 2004                                   40,068,648   $     40,069             --   $         --   $ 18,172,491
                                                          ============   ============   ============   ============   ============

[RESTUBBED]

                                                                              Other                         Total
                                                            Accumulated   Comprehensive     Deferred       Capital
                                                               Deficit    Income (loss)   Compensation    Deficiency
                                                            ------------   ------------   ------------   ------------

Common stock issued for cash at $.15 per share                        --             --             --         60,000
Common stock issued for cash at $.225 per share                       --             --             --        927,911
Common stock issued for cash at $.36 per share                        --             --             --        124,875
Common stock issued for services at $.15 to
   $.83 per share                                                     --             --             --        138,454
Common stock issued for conversion of accrued salaries and
   compensation at $.15 per share                                     --             --             --        862,698
Common stock issued for conversion of debt at $.07 to
   $1.00 per share                                                    --             --             --      2,292,027
Options issued for compensation                                       --             --        (18,565)       284,626
Warrants issued in connection with debt                               --             --        (11,074)        23,274
Warrants issued for services                                          --             --        (30,708)        99,579
Beneficial conversion feature of convertible debt                     --             --             --        146,700
Common shares issued by officers to employees
  for compensation                                                    --             --             --         50,000
Exchange of class  B shares to class A shares
   per merger agreement                                               --             --             --             --
Common stock issued for consulting fees                               --             --             --        175,416
Shares placed in escrow as a result of merger                         --             --             --        (10,016)
Cygene shares issued to TTI stockholders                              --             --             --             --
Amortization of deferred costs                                        --             --             --             --
Net loss                                                      (3,482,982)            --             --     (3,482,982)
Other comprehensive loss - foreign
   currency translation                                               --         (1,904)            --         (1,904)

                                                            ------------   ------------   ------------   ------------
Balance at March 31, 2004                                   $(20,410,163)  $       (842)  $    (60,347)  $ (2,258,792)
                                                            ============   ============   ============   ============


               See accompanying notes to the financial statements

                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
      YEARS ENDED MARCH 31, 2004 AND 2003 AND PERIOD FROM OCTOBER 25, 1995
      --------------------------------------------------------------------
                       (INCEPTION) THROUGH MARCH 31, 2004
                       ----------------------------------

                                                                                                              Inception
                                                                                                               through
                                                                                            YEAR ENDED         March 31,
                                                                          YEAR ENDED       March 31, 2003        2004
                                                                        March 31, 2004      (UNAUDITED)       (UNAUDITED)
                                                                         ------------      ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                $ (3,482,982)     $ (2,219,298)     $(20,410,163)
 Adjustments to reconcile net loss to net cash (used in) operating activities:
    Depreciation                                                               79,693            73,304           545,514
    Common stock, warrants and options issued in payment of expenses        1,657,297            55,115         5,443,540
    Loss (gain) on disposal of property and equipment                              --             9,384           470,729
    Common stock issued by officers for compensation                               --           873,615         1,440,184
    Common stock issued by officers for services                               50,000           265,971           315,971
    Common stock issued by officers for finance costs                              --                --           271,273
    Gain on settlements of certain notes payable                               (9,654)               --            (9,654)
    Loss on  other legal settlements                                               --                --           212,000
    Amortization of deferred costs                                             73,350                --            73,350
 Changes in operating assets and liabilities:
    Accounts receivable                                                         1,858            (1,834)           (1,126)
    Other assets                                                               (7,146)           10,018           (20,902)
    Accounts payable and accrued expenses                                     673,699           692,106         4,970,123
                                                                         ------------      ------------      ------------
       Net Cash Used In Operating Activities                                 (963,885)         (241,619)       (6,699,161)
                                                                         ------------      ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                                           (24,828)           (3,945)       (1,057,136)
 Proceeds from disposals of property and equipment                                 --                --           153,808
                                                                         ------------      ------------      ------------
       Net Cash Used In Investing Activities                                  (24,828)           (3,945)         (903,328)
                                                                         ------------      ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuance of common stock                                                   1,102,770           228,895         6,455,686
 Borrowings on notes payable                                                  234,200            73,284         1,749,270
 Payments on notes payable                                                   (205,448)          (54,110)         (456,771)
                                                                         ------------      ------------      ------------
       Net Cash Provided By Financing Activities                            1,131,522           248,069         7,748,185
                                                                         ------------      ------------      ------------

NET INCREASE IN CASH DURING THE PERIOD                                        142,809             2,505           145,696

CASH - BEGINNING OF PERIOD                                                      2,887               382                --
                                                                         ------------      ------------      ------------

CASH -  END OF PERIOD                                                    $    145,696      $      2,887      $    145,696
                                                                         ============      ============      ============


               See accompanying notes to the financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION OF THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CyGene Laboratories, Inc., (the "Company" or "CyGene"), was incorporated on October 25, 1995 (date of Inception) as a Florida corporation for the purpose of developing next generation DNA/RNA technologies. On April 13, 1999, CyGene became a Delaware corporation under a merger agreement with CyGene, Inc., a Delaware corporation. The merger was not intended to and did not effect any change in the business, property, management or ownership of the Company. Since 1995, the Company has been developing proprietary and automated DNA and RNA testing systems for screening, monitoring and diagnosis of human, veterinary and plant diseases. CyGene's primary development focus is in blood screening tests for the West Nile Virus and other infectious diseases as well as the detection of biological warfare agents.

In September of 2003, the Company merged with Transpirator Technologies, Inc. ("TTI") through its newly formed subsidiary New Transpirator, Inc. ("NTI") in a transaction accounted for as a purchase. As the shareholders of the Company obtained a majority ownership interest in the merged entity, the merger was accounted for as a reverse merger with the Company treated as the acquirer. The merger was a recapitalization for accounting purposes as TTI was effectively an inactive public shell at the time of the merger. Accordingly, the financial statements presented are the historical financial statements of CyGene Laboratories, Inc.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss of $3,482,982 for the year ended March 31, 2004, and has a working capital deficit, a capital deficiency and accumulated deficit of $2,137,124, $2,258,792, and, $20,410,163, respectively, at March 31, 2004. The Company has been dependent upon borrowings through private placements of convertible and non-convertible debt and sale of its common stock to finance its business operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company intends to obtain funding to continue its operations, however, there can be no assurance that any financing will be available or if available that it will be on terms acceptable to the Company. The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern, which assumes the realization of assets and satisfaction of liabilities in the normal course of business, and do not include any adjustments that may result from the outcome of this uncertainty.

Development Stage Reporting - The Company has operated as a development stage enterprise by devoting substantially all of its efforts and resources to financial planning, raising capital, research and development, and developing markets for its products. Accordingly, the financial statements have been prepared in accordance with the accounting and reporting principles prescribed by Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises," issued by the Financial Accounting Standards Board.

Consolidation - The accompanying consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. All significant inter-company balances have been eliminated.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make reasonable estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses at the date of the financial statements and for the periods they include. Actual results may differ from these estimates.

Reclassifications - Certain amounts in the 2003 financial statements have been reclassified to conform to the 2004 statement presentation.

Property and Equipment - Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation of property and equipment is provided using the straight-line method over the estimated useful lives of the assets. Improvements made to leased property are amortized on a straight-line basis over the estimated useful lives of the improvements or the period of the lease remaining, whichever is less. The following is a summary of the estimated useful lives used in computing depreciation expense:

               Automobiles                                       3 years
               Computer equipment                                3 years
               Furniture and fixtures                            5 years
               Machinery and equipment                           7 years

Expenditures for major repairs and renewals that extend the useful life of the asset are capitalized. Minor repair expenditures are charged to expense as incurred.

Long Lived Assets - The Company reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when the total of estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount.

Patents - Costs associated with obtaining patents for the Company's proprietary software are capitalized and amortized over their estimated useful lives upon the completion and approval of the patents.

Income Taxes - The Company accounts for income taxes under the accrual method established by SFAS No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax assets and liabilities for the expected future tax consequences and events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statements and tax bases of assets and liabilities using enacted rates for the year in which the differences are expected to reverse. Allowances are provided for deferred tax assets if the future utilization is uncertain.

Accounting for Stock Options - The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees and Related Interpretations," in accounting for its stock option grants and, accordingly, records compensation cost in the financial statements for its stock options to employees equal to the excess of the fair value of the Company's shares at the grant date over the exercise price.

Had compensation costs for the Company's stock option grants been determined based on the fair value at the grant dates consistent with the methodology of SFAS No. 123, the Company's net loss per share for the years ended March 31, 2004 and 2003 would have been increased to the pro forma amounts indicated as follows:

                                                    Year Ended March 31,
                                                  2004                 2003
                                                                    (Unaudited)
                                             -------------        -------------
Net loss as reported                         $  (3,482,982)       $  (2,219,298)

Effect of expensing stock options                 (276,439)            (275,400)
                                             -------------        -------------

Pro forma net loss                           $  (3,759,421)       $  (2,494,698)
                                             =============        =============

Net loss per share
   (basic and diluted)
      As reported                            $       (0.12)       $       (0.13)
Effect of expensing stock option                     (0.01)               (0.01)
                                             -------------        -------------
      Pro forma                              $       (0.13)       $       (0.14)
                                             =============        =============

The weighted average fair value of stock options is estimated at the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

Risk-free interest rate                            6.0%
Expected life of instrument (years)                3.36
Expected dividend yield                            0.0%
Expected volatility                               80.0%

Weighted average fair value                        $.34


Earnings per share - In accordance with SFAS No. 128, "Earnings Per Share", basic net loss per share has been computed based on the weighted-average of common shares outstanding during the period. Potentially dilutive securities, which were excluded from the computation of diluted loss per share because their inclusion would have been anti-dilutive, are as follows:

Options                                 2,200,000
Warrants                                  960,500
Convertible notes                       2,053,763
                                       -----------
Total dilutive shares                   5,214,263
                                       ===========

Research and Development - The Company expenses research and development costs as incurred.

Recent Accounting Pronouncements - In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 rescinds the provisions of SFAS No. 4, which requires companies to classify certain gains and losses from debt extinguishments as extraordinary items, eliminates the provisions of SFAS No. 44 regarding transition to the Motor Carrier Act of 1980 and amends the provisions of SFAS No. 13 to require that certain lease modifications be treated as sale leaseback transactions. The provisions of SFAS No. 145 related to classification of debt extinguishments are effective for fiscal years beginning after May 15, 2002, with earlier application encouraged. The adoption of this statement did not have any impact on the Company's financial position or the results of its operations.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Restructuring Costs." SFAS No. 146 applies to costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. Those activities can include eliminating or reducing product lines, terminating employees and contracts and relocating plant facilities or personnel. Under SFAS No. 146, the Company will record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. SFAS No. 146 will require the Company to disclose information about its exit and disposal activities, the related costs, and changes in those costs in the notes to the interim and annual financial statements that include the period in which an exit activity is initiated and in any subsequent period until the activity is completed. SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. Under SFAS No. 146, a company cannot restate its previously issued financial statements and the new statement grandfathers the accounting for liabilities that a company had previously recorded under Emerging Issues Task Force Issue 94-3. The adoption of this statement did not have any impact on the Company's financial position or the results of its operations.

Effective January 1, 2003, the Company adopted the recognition and measurement provisions of FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("Interpretation 45"). This interpretation elaborates on the disclosures to be made by a guarantor in interim and annual financial statements about the obligations under certain guarantees. Interpretation 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company does not currently provide guarantees on a routine basis. As a result, this interpretation did not have any impact on the Company's financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities-an Interpretation of APB No. 51 ("FIN 46"), which addresses consolidation of variable interest entities. FIN 46 expands the criteria for consideration in determining whether a variable interest entity should be consolidated by a business entity, and requires existing unconsolidated variable interest entities (which include, but are not limited to, special-purpose entities ("SPEs") to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. On October 9, 2003, the FASB issued Staff Position No. 46-6 which deferred the effective date for applying the provisions of FIN 46 for interests held by public entities in variable interest entities or potential variable interest entities created before February 1, 2003. On December 24, 2003, the FASB issued a revision to FIN 46. Under the revised interpretation, the effective date was delayed to periods ending after March 15, 2004 for all variable interest entities other than SPEs. The adoption of FIN 46 is not expected to have an impact on the Company's financial condition, results of operations or cash flows.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The changes in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. This statement is effective for contracts entered into or modified after June 30, 2003. The adoption of this statement did not have any impact on the Company's financial position or the results of its operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 changes the accounting for certain financial instruments with characteristics of both liabilities and equity that, under previous pronouncements, issuers could account for as equity. The new accounting guidance contained in SFAS No. 150 requires that those instruments be classified as liabilities in the balance sheet.

SFAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments. One type is mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type includes put options and forward purchase contracts, which involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under this Statement is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety.

Most of the provisions of SFAS No. 150 are consistent with the existing definition of liabilities in FASB Concepts Statement No. 6, "Elements of Financial Statements". The remaining provisions of this Statement are consistent with the FASB's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own shares. This Statement was effective for financial instruments entered into or modified after May 31, 2003. The adoption of this statement did not have any impact on the Company's financial position or the results of its operations.

NOTE 2- PROPERTY AND EQUIPMENT

The following table is a summary of property and equipment as of March 31, 2004:


Automobile                                                    $  32,809
Computer equipment                                               65,503
Furniture and fixtures                                           32,345
Machinery and equipment                                         316,895
                                                              ---------

Total property & equipment                                      447,552

Less accumulated depreciation amortization                     (415,468)
                                                              ---------

Net property and equipment                                    $  32,084
                                                              =========

Depreciation expense for the years ended March 31, 2004 and 2003 was $79,693 and $73,304 respectively.

NOTE 3 - CONVERTIBLE DEBENTURES

In the 2004 fiscal year, the Company received proceeds of $86,700 by issuing convertible debentures to outside investors, ranging in principal amounts from $1,000 to $15,000. The debentures mature in 2005, bear interest at 4.5% on an annual basis, and are convertible into common stock at a conversion price of $0.07143 per share. Each debenture is convertible upon execution, resulting in all of the proceeds being recorded as a beneficial conversion feature during the year ended March 31, 2004 based on the fair value of the conversion feature. The beneficial conversion feature is being amortized to interest expense using the straight line amortization method over the life of the debentures, resulting in $43,350 being included in interest expense for the year ended March 31, 2004. The remaining amortization of $43,350 will be recorded as interest expense during the fiscal year ending March 31, 2005.

Also during the 2004 fiscal year, the Company converted certain accrued expenses to employees in the aggregate of $60,000 to convertible debentures. These debentures mature in the fiscal year ending in 2005 and bear interest at 4.5% on an annual basis, and are convertible into common stock at a conversion price of $0.07143 per share. Each debenture is convertible upon execution, resulting in all of the proceeds being recorded as a beneficial conversion feature during the year ended March 31, 2004 based on the fair value of the conversion feature. The beneficial conversion feature is being amortized to interest expense using the straight line amortization method over the life of the debentures, resulting in $30,000 being included in interest expense for the year ended March 31, 2004. The remaining amortization of $30,000 will be recorded as interest expenses during the fiscal year ending March 31, 2005.

NOTE 4- NOTES PAYABLE

a) The following is a listing of notes payable as of March 31, 2004:

Automobile loan payable in 72 installments to a financial institution,
  The loan bears interest at 10.75% and is due in monthly installments through 2008.         $     21,649

Unsecured convertible debentures bearing interest at 8.0% per annum due in 2005.                   15,000

Convertible promissory notes bearing interest at 4.50% per annum due in 2005                      131,700

Note payable to a vendor of the Company bearing interest at 4.75% per annum.  The note
  is payable in a lump sum in 2005.                                                               188,527

Note payable to a vendor of the Company bearing interest at prime, collateralized by patents.  A portion of this note was converted to common stock during the fiscal year
  ended March 31, 2004; the remaining portion is due in 2005.                                     184,154

Notes payable to individuals bearing interest at 10.0% payable in 2005.                            22,500

Notes payable to vendors of the Company bearing interest at 1.25% payable in lump sums in fiscal year ending March 31, 2006.  These notes represent conversions of certain
trade payable accounts made during the fiscal year ended in 2004.                                  37,823

$100,000 note payable to TTI bearing interest at 5.0% payable in a lump sum in the
fiscal year ending March 31, 2009.                                                                100,000
                                                                                             ------------

      Total debt                                                                                 701,353
      Less unamortized debt discount                                                             (73,350)
      Less current maturities                                                                   (473,410)
                                                                                             ------------
      Long term debt                                                                         $   154,593
                                                                                             ============

Interest expense on these notes for the years ended March 31, 2004 was $107,245.

Maturities of notes payable as of March 31, 2004 are as follows:

               2005               $   546,760 (before deducting unamortized
                                               debt discount of $73,350)
               2006                    43,254
               2007                     6,044
               2008                     5,295
               2009                   100,000
            Thereafter                     --
                                  -----------
                                  $   701,353
                                  ===========

b) Loans from shareholders are at no stated interest and are payable in lump sum payments in the fiscal year ending March 31, 2005. Portions of the loans were converted to common stock during the fiscal year ended March 31, 2004.

NOTE 5- ISSUANCE OF COMMON STOCK

From inception, the Company has issued shares of its common stock and warrants to purchase shares of its common stock to employees, consultants, vendors and others for compensation, consulting and other services, to creditors as inducements for them to convert their debt to equity and to investors in exchange for cash. In addition, the principal stockholders of the Company have issued Company common stock from their own personal holdings for the same purposes. These issuances, as summarized in the accompanying statement of Changes in Capital Deficiency included in the following (all amounts are adjusted for the effects of a one for thirty reverse split in July 1998 and twelve for one forward split in April 1999):

a) The issuance of 2,958,633 shares of Class A common stock and 268,967 shares of Class B common stock to the founders of the Company at approximately $.003 per share in October 1995.
b) Private placement of 1,782,750 shares of Class A common stock and 162,069 shares of Class B common stock at $.21 per share from May 1996 through October 1998.
c) Private placement of 2,508,051 shares of Class A common stock and 228,005 shares of Class B common stock at $.13 per share from October 1998 through March 1999.
d) Private placement of 138,875 shares of Class A common stock and 12,625 shares of Class B common stock at $.67 per share from March 1999 through April 1999.
e) Private placement of 82,500 shares of Class A common stock and 7,500 shares of Class B common stock at $1.00 per share in April 1999.
f) Private placement of 90,382 shares of Class A common stock and 8,217 shares of Class B stock at $1.33 per share in April 1999.
g) Private placement of 742,000 shares of Class A common stock at $5.00 per share from June 1999 through January 2001.
h) Private placement of 74,800 shares of Class A common stock at $1.00 per share from May 2001 through March 2002.
i) Private placement of 657,700 shares of Class A common stock at $.50 per share from June 2002 through March 2003.

In addition, in the fiscal year ended March 31, 2004, the Company issued 5,081,131 shares of its common stock at prices ranging from $.15 per share through $.36 per share in a private placement in conjunction with the merger with TTI (see Note 1) and a subsequent private placement. In addition, shareholders of TTI were issued 5,530,000 shares of common stock as a result of the merger.

Included in the common stock, warrants and options issued for compensation in the accompanying Statement of Changes in Capital Deficiency are the following values of equity instruments issued to the Company's current Chief Executive Officer and its former Chairman of the Board of Directors and Secretary (see
Note 11 c) (at fair value at date of issuance):

                 Year ended               Current Chief         Former Chairman
                  March 31              Executive Officer        And Secretary
                  --------              -----------------        -------------

                   1998                   $  123,500             $1,125,000
                   2000                      106,933                     --
                   2001                      106,933                     --
                   2002                    1,099,630                867,670
                   2004                      655,000                     --
                                          ----------             ----------

                   Total                  $2,091,996             $1,992,670
                                          ==========             ==========

NOTE 6 - STOCK OPTIONS ISSUED AND OUTSTANDING

In April of 1999, the Company's Board of Directors adopted the CyGene, Inc. 1999 Stock Option Plan (the "Plan"). The Plan was amended by the Board of Directors in January 2004 and renamed the Restated 2004 Stock Plan (the "Amended Plan"). A total of 3,500,000 shares of the Company's Class A Common Stock were reserved for issuance under the Amended Plan. The Amended Plan provides for the issuance to Company employees, non-employee directors and consultants and advisors shares of Common Stock pursuant to the grant of incentive stock options, non-qualified stock options and restricted stock. The options are issuable at the discretion of the Company's Board of Directors and generally have an exercise price equal to or greater than the fair market value of the underlying common stock at the grant date.

A summary of issued and outstanding stock options is as follows:

                                                 Range of      Weighted Average
                                     Number    Exercise Price   Exercise Price
                                  -----------  --------------  ---------------

Balance, April 1, 2002 (unaudited) 1,950,000        .01 - 5.00      $    2.22
Granted (unaudited)                  350,000        .01 - 2.50           1.60
Cancelled (unaudited                (300,000)       .01 - 2.50           1.40
                                  ----------      ------------      ---------


Balance, March 31, 2003            2,000,000        .01 - 5.00      $    1.83
Granted                              200,000       0.25 - 4.25            .25
                                  ----------      ------------      ---------
Balance, March 31, 2004            2,200,000      $0.25 - 4.25      $    1.69
                                  ==========      =============     =========

                                    Outstanding                                              Exercisable
                                    -----------                                              -----------
                                                                     Average                              Average
                                              Average Life          Exercise                              Exercise
                               Shares              (a)                Price            Shares              Price
                            -------------    ----------------     --------------    --------------      -------------
   $  0.01 - 2.50              1,600,000                4.61      $         .79         1,440,000       $        .79
      2.51 - 5.00                600,000                1.73               4.25           600,000               4.25
                            ------------                                            --------------
                               2,200,000                3.82      $        1.74         2,040,000       $       1.74
                            ============     ===============      =============     =============       ============

(a) Average contractual life remaining in years.


NOTE 7 - STOCK WARRANTS ISSUED AND OUTSTANDING

The Company issued 500,000 and 322,500 warrants to purchase common stock of the Company during the years ended March 31, 2004 and 2003, respectively. These issuances were in return for services rendered to the Company and inducements to convert certain debt obligations of the Company to common stock during the fiscal years ended.

A summary of issued and outstanding stock warrants is as follows:

                                                                               Range of            Weighted Average
                                                          Amount            Exercise Price          Exercise Price
                                                     -----------------     ------------------     -------------------
Balance, March 31,2002 (unaudited)                            198,000      $     1.50 - 5.00           $        4.46
 Granted (unaudited)                                          322,500            1.50 - 3.00                    1.67
 Cancelled (unaudited)                                          -                      -
 Exercised (unaudited                                           -                      -
                                                     ----------------      -----------------           -------------

Balance, March 31, 2003                                       520,500            1.50 - 5.00                    2.83

 Granted                                                      500,000            1.50 - 3.00                    1.50
 Cancelled                                                   (60,000)            1.50 - 3.00                    3.00
 Exercised                                                      -
                                                     ----------------      -----------------           -------------
Balance, March 31, 2004                                       960,500      $     1.50 - 5.00          $         2.61
                                                     ================      =================          ===============


                                  Outstanding                                                 Exercisable
                                  -----------                                                 -----------
                                                                     Average                              Average
                                              Average Life          Exercise                              Exercise
                               Shares              (a)                Price            Shares              Price
                            -------------    ----------------     --------------    --------------      -------------

   $  1.50 - 3.00                793,500                2.67   $           1.83           393,500    $          1.83
      3.01 - 5.00                167,000                 .87               5.00           167,000               5.00
                            ------------                                            -------------

                                 960,500                1.45   $           3.97           560,500    $          3.97
                            ============     ===============      =============     =============       ============

(a) Average contractual life remaining in years.

NOTE 8 - FAIR VALUES OF FINANCIAL INSTRUMENTS

The carrying amounts of all cash, accounts receivable, accounts payable, accrued expenses, notes payable and other obligations reported in the balance sheet are estimated by management to approximate fair value due to the interest rates applicable to those items.

NOTE 9 - SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

The following non-cash transactions are not included in the consolidated statements of cash flows:

                                                                     March 31,       March 31,        Inception to
                                                                       2004             2003         March 31, 2004
                                                                                    (Unaudited)       (Unaudited)
                                                                   -----------      -----------      --------------
PROVIDED BY (USED IN) INVESTING ACTIVITIES:
 Acquisition of property and equipment
   in exchange for issuance of common stock                         $        --      $  (85,930)       $  (139,936)
                                                                    -----------      -----------       -----------
                                                                             --         (85,930)          (139,936)
                                                                    ===========      ===========       ===========
PROVIDED BY (USED IN) FINANCING ACTIVITIES:
 Conversion of lease obligations to common stock                    $        --      $    42,832       $    42,832
 Note payable issued for conversion of accounts payable                  37,823               --            37,823
 Note payable issued for conversion of accrued interest                  64,733               --            64,733

 Conversion of accrued expenses to employees for notes payable           60,000               --            60,000
 Conversion of accounts payable to common stock                       1,040,151               --         1,040,151
 Conversion of accrued interest to common stock                         163,056            7,753           170,809
 Conversion of  notes payable to common stock                         1,088,820           92,000         1,255,620
 Notes payable issued for acquired property and equipment                    --           28,762            72,768
 Common stock issued to acquire property and equipment                       --           57,168            67,168
                                                                    -----------      -----------       -----------
                                                                    $ 2,454,583      $   228,515       $ 2,811,904
                                                                    ===========      ===========       ===========

NOTE 10 - INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred income tax assets at March 31, 2004 are as follows:

Deferred tax assets:

 Research and development tax credit carryforward             $   405,404
 Net operating loss carryforward                                4,497,432
                                                              -----------

Total deferred tax assets                                       4,902,836
Valuation allowance                                            (4,902,836)
                                                              -----------
Net deferred taxes                                            $        --
                                                              ===========

The Company has incurred net losses since inception. At March 31, 2004, the Company had approximately $12,849,805 in net operating loss carryforwards for United States Federal Income Tax purposes that expire beginning in 2016 through 2023. Based on the weight of available evidence, both positive and negative, a valuation allowance to fully provide for the net deferred tax assets has been recorded since it is more likely than not that the deferred tax assets will not be realized.

The net change in the valuation allowance for the years ended March 31, 2004 and 2003, was an increase of approximately $1,000,000 and $377,000, respectively resulting primarily from net operating losses generated. The difference between the benefit for income taxes and the amount which results from applying the federal statutory rate of 34% is primarily due to the increase in the valuation allowance, resulting in no tax benefit being recorded.

Based on ownership changes that have occurred, future utilization of the net operating loss carryforwards may be limited.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Operating Lease

The Company's lease for office space for its headquarters expired in March 2003. Through June 2004, the Company continued to rent the office space under a month-to-month arrangement at a rate of $3,600 per month. Rent expense under this lease was $43,200 for the fiscal year ended March 31, 2004. In June 2004, the Company entered into a new operating lease for its office space requiring monthly rental payments of $11,692 through August 2009 ($140,304 per annum).

Employment Agreements

The Company has an employment agreement with its chief executive officer providing for an annual salary of $250,000 through April 2006.

Contingencies

The founder of the Company Elliott Ramberg and his wife Carol have asserted that the Company's chief executive officer, Martin Munzer, coerced them to making gifts of their shares of the common stock of CyGene to third parties on behalf of CyGene. They also recently asserted claims relating to sums due them by CyGene and receipt of their shares of common stock and options to purchase common stock of the Company. On November 9, 2004 the Company entered into a settlement agreement with the Rambergs resolving all issues between them the Company and CyGene and general releases were exchanged. The releases specifically excluded any claims the Rambergs had against Mr. Munzer. On February 13, 2003 the Rambergs entered into a settlement agreement; this 2003 agreement specifically releases CyGene and its officers and affiliates which includes Mr. Munzer. On or before October 3, 2003, Mr. Ramberg reaffirmed the 2003 agreement and stated that he would not sue the company, CyGene or Mr. Munzer.

NOTE 12- RELATED PARTY TRANSACTIONS

In July 2003, the Company issued 5,250,000 of its common shares to its President as payment for accrued salary in the amount of $374,850, and 336,000 of its common shares to two members of the Board of Directors as payment for directors' fees of $24,000. Since the value of the Company's common stock at the time of these issuances was $.15 per share, additional compensation expense of $439,050 was recognized at that time.

In February 2003 the Chief Technology Officer (the "CTO") resigned from the Company pursuant to certain agreed terms and conditions. In return for waiving the right to receive any outstanding compensation, the CTO accepted a $7,500 deferred consulting fee, and a $179,500 note payable. The CTO was issued 222,667 common shares in exchange for $167,000 of the note payable in September 2003.

Also in February 2003, the Director of Operations (the "DO") resigned from the Company pursuant to certain agreed terms and conditions. In return for waiving the right to receive any outstanding compensation, the DO was issued 827,230 common shares of the Company from two officers of the Company and another shareholder, and 33,333 common shares by the Company. Expense of $414,000 was recorded by the Company for these issuances.

NOTE 13- SUBSEQUENT EVENTS

In June 2004, the Company entered into an employment agreement with an individual to serve as Vice President of Strategic Development, and serve as an executive officer. The agreement includes a base salary, certain performance and incentive bonus arrangements and grants to the individual's designee of stock options to purchase up to 750,000 common shares of the Company. The options are exercisable at $1.01 per share (fair value at date of issuance) and vest over a four year period.

In July 2004, the Company entered into an agreement with a consulting firm to provide advisory and consulting services over a period of one year. The agreement calls for the Company to grant a total of 250,000 options to purchase common stock of the Company over the period of the agreement. These options vest in 12 equal monthly installments commencing on the execution date of the agreement, and are exercisable at $.40 per share. This grant will result in a charge of approximately $200,000 over the one year period.