Form 10QSB
period 2004-06-30
CYGENE LABORATORIES INC
filed 2005-01-31
CIK 810691

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒ Quarterly Report Under Section 13 or 15(d) of the

SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2004

Commission File No. 000−15654

CYGENE LABORATORIES, INC.

(Exact name of small business issuer as specified in its charter)

DELAWARE	22-2789408
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

7786 Wiles Road, Coral Springs, Florida 33067

(954) 741-7077

(Address and telephone number of principal executive offices)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

We had 42,803,743 shares of our common stock outstanding as of January 28, 2005

Transitional Small Business Disclosure Format (check one): ☐ Yes ☒ No

CyGene Laboratories, Inc. and Subsidiaries

(A Development Stage Company)

Form 10QSB

For the Three Months Ended June 30, 2004 and 2003

Index

Part I - Financial Information

Part I - Financial Information

Item 1.

Financial Statements

CYGENE LABORATORIES, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

	June 30, 2004	March 31, 2004
CURRENT ASSETS
Cash	$58,291	$145,696
Accounts receivable	1,181	1,126
Other current assets	6,260	20,062
Total Current Assets	65,732	166,884

PROPERTY AND EQUIPMENT, NET	19,357	32,084

Other assets	840	840

TOTAL ASSETS	$85,929	$199,808

CURRENT LIABILITIES
Accounts payable	$560,366	$725,827
Accrued officers salary	96,927	61,976
Accrued expenses	1,094,847	974,138
Other accrued expenses	38,238	29,932
Notes payable and convertible debentures (current portion)	496,589	473,410
Note payable - shareholders	34,613	38,724
Total Current Liabilities	2,321,580	2,304,007

LONG-TERM DEBT
Notes payable and convertible debentures (non-current portion)	154,662	154,593

TOTAL LIABILITIES	2,476,242	2,458,600

SHAREHOLDERS' DEFICIENCY
Class A Common stock, $.001 par value, 95,000,000 shares authorized, 41,263,650 and 40,068,648 shares issued and outstanding, respectively	41,264	40,069
Additional paid-in capital	18,681,940	18,172,491
Deferred compensation and offering costs	(3,261)	(60,347)
Deficit accumulated during the development stage	(21,112,198)	(20,410,163)
Other comprehensive income (loss)	1,942	(842)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY	$85,929	$199,808

The accompanying notes are an integral part of these financial statement

CYGENE LABORATORIES, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		October 25, 1995 (Inception) to June 30, 2004
	2004	2003
OPERATING EXPENSES
Research and development	$131,843	$7,725	$3,560,125
General and administrative	536,832	157,728	15,926,584
Total operating expenses	668,675	165,453	19,486,709

LOSS FROM OPERATIONS	(668,675)	(165,453)	(19,486,709)

OTHER INCOME (EXPENSE)
Other income (expense)	—	(55)	(622,579)
Interest expense	(33,360)	(41,805)	(1,002,910)
Total other income (expense)	(33,360)	(41,860)	(1,625,489)

NET LOSS	(702,035)	(207,313)	(21,112,198)

Other comprehensive income, foreign currency translation adjustment	2,784	5,335	1,942

TOTAL COMPREHENSIVE LOSS	$(699,251)	$(201,978)	$(21,110,256)

Net loss per common share:
Basic and fully diluted loss per share	$(0.02)	$(0.01)

Weighted average of common shares:
Basic and fully diluted	40,733,945	17,937,870

The accompanying notes are an integral part of these financial statements

CYGENE LABORATORIES, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	For the three months ended June 30			October 25, 1995 (Inception) to June 30, 2004
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(702,035)		$(207,313)	$(21,112,198)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	19,692		25,054	565,206
Common stock, warrants and options issued in payment of expenses	204,579		—	5,648,119
Loss (gain) on disposal of property and equipment	—		—	470,729
Common stock issued by officers for compensation	—		—	1,440,184
Common stock issued by officers for services	—		—	315,971
Common stock issued by officers for finance costs	—		—	271,273
Gain on settlements of certain notes payable	—		—	(9,654)
Loss on other legal settlements	—		—	212,000
Amortization of deferred costs	24,450		—	97,800
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(55)		(176)	(1,181)
Other assets	13,803		(34,182)	(6,257)
Accounts payable and accrued expenses	(1,496)		160,019	4,968,627
Net Cash (Used In) Provided By Operating Activities	(441,062)		(56,598)	(7,139,381)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(6,965)		—	(1,064,101)
Proceeds from disposals of property and equipment	—		—	153,808
Net Cash (Used In) Investing Activities	(6,965)		—	(910,293)
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	363,151			6,818,837
Borrowings on notes payable	—		133,446	1,749,270
Payments on notes payable	(5,313)		(80,447)	(462,084)
Net Cash Provided By (Used In) Financing Activities	357,838		52,999	8,106,023

Effect of changes exchange rates on cash	2,784		5,335	1,942

NET (DECREASE) INCREASE IN CASH DURING THE PERIOD	(87,405)		1,736	58,291

CASH – BEGINNING OF PERIOD	145,696		2,887	—

CASH - END OF PERIOD	$58,291		$4,623	$58,291
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid during the period	$464		$150	$—
Income taxes paid during the period	$—	$		$—

The accompanying notes are an integral part of these financial statements

CyGene Laboratories, Inc. and Subsidiaries

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements (Unaudited)

For the Three Months Ended June 30, 2004 and 2003

1.

BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

In the opinion of management of CyGene Laboratories, Inc. (the "Company"), the unaudited financial information presented reflects all adjustments (consisting of primarily of normal recurring accruals) which are necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods presented. The financial statements for the interim period ending June 30, 2004 were prepared in accordance with generally accepted accounting principles. The results of operations are not necessarily indicative of the results of operations for a full year. Certain information and note disclosures generally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with Securities and Exchange Commission ("SEC") rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended March 31, 2004 included in the Company's Form 10-KSB/A, dated November 24, 2004, filed with the SEC.

Accounting Policy

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

Stock Option Plans - The Company accounts for its employee stock option plans under the intrinsic value method, in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Compensation expense related to the granting of employee stock options is recorded over the vesting period only if, on the date of grant, the fair value of the underlying stock exceeds the option's exercise price. The Company has adopted the disclosure-only requirements of SFAS No. 123, "Accounting For Stock-Based Compensation," which allows entities to continue to apply the provisions of APB No. 25 for transactions with employees and provide pro forma net loss and pro forma loss per share disclosures for employee stock grants made as if the fair value based method of accounting in SFAS No. 123 had been applied to these transactions.

Had the Company determined compensation expense of employee stock options based on the estimated fair value of the stock options at the grant date, consistent with the guidelines of SFAS 123, its net loss would have been increased to the pro forma amount indicated below:

	June 30, 2004	June 30, 2003
Net loss applicable to common stockholders:
As reported	$(702,035)	$(201,978)
Effect of expensing stock options	(322,497)	—
Pro forma net loss applicable to common stockholders	$(1,024,532)	$(201,978)
Net loss per share (basic and diluted) as reported	$(.02)	$(.01)
Effect of expensing stock options	(.01)	—
Pro forma – net loss per share	$(.03)	$(.01)

Stock Warrants Issued and Outstanding

In prior years, the Company issued warrants in return for services rendered to the Company and as inducements to convert certain debt obligations of the Company to common stock. Outstanding warrants are as follows at June 30, 2004:

	Number	Range of Exercise Price	Weighted Average Exercise Price

Balance, June 2004	950,500	$.225 – 5.00	$1.66

2.

GOING CONCERN

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of June 30, 2004, the Company had a working capital deficit of $2,255,848. For the three months ended June 30, 2004, the Company incurred a net comprehensive loss of $(702,035) and used cash in its operations in the amount of $435,494. Although the Company has completed the development of its initial product, no sales had been achieved through June 30, 2004. The Company has been dependent upon borrowing through the private placement of convertible and non-convertible debt and sale of common stock to fund its business operations. This situation raises substantial doubt about the Company's ability to continue as a going concern.

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

3.

COMMITMENTS

Operating Lease

The Company's lease for office space for its headquarters expired in March 2003. Through June 2004, the Company continued to rent the office space under a month-to-month arrangement at a rate of $3,600 per month. Rent expense under this lease for the quarter ended June 30, 2004 was $11,448. In June 2004, the Company entered into a new operating lease for its office space requiring monthly rental payments of $11,692 through August 2009 ($140,304 per annum).

Employment Agreements

The Company has an employment agreement with its chief executive officer providing for an annual salary of $250,000 through April 2006.

4.

COMMON STOCK AND STOCK OPTION TRANSACTIONS

During the three months ended June 30, 2004, CyGene issued 1,069,846 shares of Class A Common Stock for cash in the amount of $363,150 at prices ranging from $.28 to $.47 per share. The Company also issued 125,156 shares of Class A Common Stock for services rendered during the period. The shares were valued at their fair market value on the date of issuance $115,558.

In April of 1999, the Company's Board of Directors adopted the CyGene, Inc., 1999 Stock Option Plan (the "Plan"). The Plan was amended by the Board of Directors in January 2004 and renamed the Restated 2004 Stock Plan (the “Amended Plan”). A total of 3,500,000 shares of the Company’s Class A Common Stock were reserved for issuance under the Amended Plan. The Amended Plan provides for the issuance to Company employees, non-employee directors and consultants and advisors shares of common stock pursuant to the grant of incentive stock options, non-qualified stock options and restricted stock. The options are issuable at the discretion of the Company’s Board of Directors and generally have an exercise price equal to or greater than the fair market value of the underlying common stock at the grant date.

In June 2004, the Company entered into an employment agreement with an individual to serve as Vice President of Strategic Development, and serve as an executive officer. The agreement includes a base salary, certain performance and incentive bonus arrangements and grants to the individual's designee of stock options to purchase up to 750,000 common shares of the Company. The options are exercisable at $1.01 per share (market value of the stock), vest over a four year period and expire June 1, 2007.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

We recognized no revenue in the three months ended June 30, 2004 and 2003, but incurred substantial costs related to our operations as a development stage company. Total operating expenses for the three months ended June 30, 2004 and 2003 were $668,675 and $165,453 respectively. Highlights of changes in the major components of these expenses for continuing operations are detailed and discussed below:

	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003	Change	% Change
Payroll, taxes and benefits	$212,037	$94,922	$117,115	123%
Professional fees	210,513	3,922	206,591	5267%
Research and development	131,843	7,725	124,118	1607%
Interest	33,360	41,805	8,445	(20%)

Our employment level increased between fiscal years 2003 and 2004; further headcount additions are anticipated for fiscal year 2005.

Professional fees include the costs of legal, consulting, accounting and auditing services. The bulk of these expenses relate to accounting and consulting fees as we required substantial external assistance compiling our records to undertake and complete the financial statements since inception, as well as the legal and audit fees and other costs of being a reporting company. While we are unable to estimate future costs of this nature with any degree of certainty, we intend to retain a limited number of skilled employees to reduce the need for extensive assistance from outside law firms, consultants and accounting professionals.

Research and development costs relate to product development efforts, such as the intellectual property development of the STE technology and the CyProbe gene therapy technology. Additionally, considerable research and development has also been conducted on optimizing the methods for the genetic profiling services and automating robotic platform. The costs in fiscal year 2005 reflect outsourced laboratory services and leased laboratory equipment, which management feels will be mitigated in coming periods as we transition to a new facility and complete anticipated improvements to our planned facility.

In July 2004, the Company entered into an agreement with a consulting firm to provide strategic advisory services on growth, financing and general business strategies over a period of one year. The agreement calls for the Company to grant a total of 250,000 options to purchase common stock of the Company over the period of the agreement. These options vest in 12 equal monthly installments commencing on the execution date of the agreement, and are exercisable at $.40 per share. This grant will result in a charge of approximately $230,000 over the one year period.

Liquidity and Capital Resources

During the three months ended June 30, 2004, CyGene, Inc. raised $363,151 from private placements of its common stock. During the period, we employed these resources to fund operating activities, purchase $6,965 in property and equipment and repay $5,313 in notes payable.

During the three months ended June 30, 2004, we were largely reliant on financing from outside parties to fund operations. We believe that due to our working capital deficits, combined with uncertainty related to the timing of our planned commercialization of our technologies into viable and marketable products and services, create the necessity to acquire additional external capital funding. We believe such additional capital is necessary to fund our operating expenses, to make capital expenditures, to service our debt, and to execute anticipated marketing and research and development plans.

We anticipate that an additional $3 million may be required to meet our operating requirements during the next 12 months. In order to meet our working capital needs, in late July 2004, we entered into a letter of intent with a New York-based broker-dealer to raise between $750,000 to $1,250,000 in bridge loan financing with warrants attached and to raise between $4,000,000 to $6,000,000 in the sale of Series A Preferred Stock with warrants attached. The Series A Preferred Stock offering will only occur if the bridge loan financing is raised and is subject to the broker-dealer's continuing due diligence including its review of this Report, as well as other customary financing and closing contingencies. There can be no assurances that we will be successful in raising any funds in the contemplated offerings. Any significant shortfall may result in the delay, scaling back or elimination of some or all of our research and development activities and other operations planned or currently underway. Additionally, unless we raise at least $1,000,000, we will not be able to remain operational over the next 6 months even if we scale back our operations.

If we raise at least $3,000,000 from other sources, we believe, based on our current expectations and plans, that sufficient capital and investments will be available to fund our cash requirements through the third quarter of fiscal year 2006. Actual cash requirements may depend on many factors, including the scope and pace of product sales and marketing, research and development efforts and the level of success in entering into strategic alliances. Additionally, we are seeking to hire employees and retain consultants by compensating them in part with grants of common stock, stock options and warrants. To the extent that the market price of our common stock remains low and liquidity is limited, we believe we may encounter difficulty in employing and retaining skilled individuals and outside consultants.

We also expect to generate additional funds internally by providing genetic profiling services that will be sold through retail distributors and directly to the public. We also expect to continue to seek additional external funds from collaborations with other biotechnology companies and with pharmaceutical companies, and from other debt, equity and lease financings. We anticipate the key factors affecting our future sources of internal and external funding to be:

•

the success of our commercialization, marketing, and sales of our genetic profiling services;

•

the success of our clinical and preclinical development programs;

•

the receptivity of the capital markets to financings by biotechnology companies; and

•

our ability to enter into strategic partnerships and alliances with biotechnology and pharmaceutical companies and the success of such relationships.

Special Factors Relating to Our Business

Going Concern Opinion.

Our independent accountants have indicated in their report on our March 31, 2004 financial statements that there is substantial doubt about our ability to continue as a going concern. If we cannot raise the necessary capital to permit us to pay our liabilities and our ongoing operating costs, we will not be able to launch our business and be required to cease operations.

We are a development stage company and have not commercialized any products.

We are in the development stage and have not completed development of or commercialized any of our proposed products or technologies. Our viability, profitability and growth will depend upon successful commercialization of products and technologies resulting from our research and product development activities. There can be no assurance that any of our proposed products or technology will be commercialized. Further, as a development stage company, we have a limited operating history upon which an evaluation of our prospects can be made. Such prospects must be considered in light of the risks, expenses and difficulties frequently encountered in the shift from development to commercialization of new products based on innovative technology. See "Management's Discussion & Analysis" and Condensed Consolidated Financial Statements.

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

Our industry is highly competitive.

The biotechnology industry is highly competitive and characterized by rapid and significant technological change. We expect to face intense competition from organizations such as pharmaceutical, healthcare and biotechnology firms, as well as academic and research institutions, and governmental agencies and institutions. Some of these organizations and institutions are pursuing technologies, as well as products and services, similar to our technologies. Other organizations have developed and are marketing products or services, or are pursuing other technological approaches which are, could produce products and services that are competitive with our technologies in the diagnostic and genetic profiling areas.

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

We believe our success will be highly dependent on the retention of principal members of our current technical and management staff, including Mr. Martin Munzer, our Chief Executive Officer. We believe the loss of Mr. Munzer’s services would be detrimental to our company. Furthermore, we anticipate that future growth, if any, will require hiring a significant number of additional qualified technical and management personnel including a Chief Financial Officer. Accordingly, the recruiting and retaining of such personnel in the future will be critical to our success. There is intense competition from other companies, and research and academic institutions, for qualified scientific and management personnel in our industry. If we are not able to attract and retain, on acceptable terms, the qualified personnel necessary to become competitive in our industry, we may not be able to sustain our current operations or grow in the future.

The biotechnology industry is subject to increased regulatory uncertainty due to the rapidly changing nature of the state of the art, scientific advances and discoveries, and as new technologies are developed.

We expect that many of the products and services that we are in the process of developing will require additional research and development, and may require regulatory approval prior to any commercial sales. This process is lengthy, often taking a number of years, and requires sometimes attention from experienced personnel. Our company has only limited experience in filing and prosecuting the applications necessary to gain regulatory approvals. Moreover, the products and services that result from research and development programs will likely be based on new technologies and new diagnostic and therapeutic approaches that have not been extensively tested in humans. As a result, we may experience a longer regulatory process in connection with any product or service that we develop based on these new technologies or new diagnostic and therapeutic approaches.

If we fail to raise sufficient capital in our current private placement, we may not be able to remain operational.

As described in “Liquidity and Capital Resources,” we received a term sheet from a broker-dealer to raise debt and equity capital for us. We are dependent upon the receipt of these funds to remain operational and commercialize our products. If we do not receive sufficient funds from these pending offerings, we may not be able to remain in business.

We may not be able to raise additional needed capital or financing.

As a development stage company, we have funded our expenditures with externally acquired capital every year since our inception. We expect to continue to incur operating losses in future periods, and cannot be certain whether or when we will become profitable because of the significant uncertainties with respect to our ability to successfully market our genetic profiling products (and related services) and from any potential strategic partnerships and alliances. Until such time as we have operations which generate sufficient cash flows to fund operations, we will continue to rely on capital from equity and debt sources, vendor financing and equipment leasing.

Our patents, and those of other biotechnology and related companies, are generally uncertain and involve complex legal, scientific and factual questions.

We believe that the ability to develop and commercialize diagnostic products and other technologies will depend in significant part on our ability to:

•

obtain patents;

•

obtain licenses to the proprietary rights of others on commercially reasonable terms;

•

operate without infringing upon the proprietary rights of others;

•

prevent others from infringing on our proprietary rights; and

•

protect trade secrets.

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

We have no liability insurance which means any losses may have a material adverse impact on us.

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

Since our common stock only trades on pink sheets, and has extremely limited trading volume, your ability to sell your common stock may be severely restricted. Even if we are able to have our common stock again quoted on the Over-the-Counter Bulletin Board, that trading market is also illiquid. Accordingly, investors may be able to bear the financial risk of losing their entire investment.

The price of the common stock may be highly volatile, and investors may not be able to sell the common stock at or above market prices.

The market price for our common stock may be highly volatile. As long as the future market for the common stock is limited, investors who purchase the common stock may only be able to sell them, if at all, at a loss.

We are subject to the “penny stock” notes which adversely effect the liquidity of our common stock.

The Securities and Exchange Commission (“SEC”) has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. Presently, the market price of our common stock is substantially less than $5.00 per share and therefore is designated as a “penny stock” according to SEC rules. This designation requires any broker-dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules limit the ability of broker-dealers to solicit purchases of our common stock and therefore reduce the liquidity of the public market for our shares.

Item 3.

Controls and Procedures

We carried out an evaluation required by Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) under the supervision and with the participation of management, including Mr. Martin Munzer, who serves as our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our “disclosure controls and procedures” as of the end of the period covered by this Report.

Disclosure controls and procedures are designed with the objective of ensuring that (i) information required to be disclosed in an issuer’s reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) information is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

Based on our chief executive officer and chief financial officer’s evaluation, he has concluded that our disclosure controls and procedures are effective in alerting him in a timely manner to material information relating to the Company that is required to be included in our periodic reports filed with the SEC as of the filing of this Report. There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Management necessarily applied its judgment in assessing the benefits of controls relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and may not be detected.

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

(b)

Reports on Form 8-K.

On May 5, 2004, we filed Form 8-K reporting our change in auditors from Brimmer, Burek & Keelan, LLP to Eisner LLP.

On June 2, 2004, we filed Form 8-K/A to furnish a letter from our former auditors in connection with our change in auditors to Eisner LLP.

On June 4, 2004, we filed Form 8-K/A to furnish a revised letter from our former auditors in connection with our change in auditors to Eisner LLP.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 28, 2005

CYGENE LABORATORIES, INC.

/s/ MARTIN MUNZER
Martin Munzer, President and Chief Executive Officer