Form 10QSB
period 2004-09-30
CYGENE LABORATORIES INC
filed 2005-04-11
CIK 810691

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X]  Quarterly Report Under Section 13 or 15(d) of the SECURITIES
     EXCHANGE ACT OF 1934.

                For the quarterly period ended September 30, 2004
                                               ------------------

                          Commission File No. 000-15654


                            CYGENE LABORATORIES, INC.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


            DELAWARE                                          22-2789408
 -------------------------------                        ----------------------
 (State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                        Identification Number)


                  7786 Wiles Road, Coral Springs, Florida 33067
                  ---------------------------------------------

                                 (954) 741-7077
          -------------------------------------------------------------
          (Address and telephone number of principal executive offices)


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

We had 42,843,993 shares of our common stock outstanding as of March 1, 2005

Transitional Small Business Disclosure Format (check one):   [ ] Yes [X] No

                   CYGENE LABORATORIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                                   FORM 10QSB
         FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                      INDEX

                         PART I - FINANCIAL INFORMATION

                                                                        PAGE
                                                                        ----
ITEM 1.     Financial Statements                                          3

            Consolidated balance sheets as of September 30, 2004
            and March 31, 2004                                            3

            Consolidated Statement of Operations for the
            three and six months ended September 30, 2004 and 2003        4

            Consolidated Statement of Cash flows for the
            six months ended September 30, 2004 and 2003                  5

            Notes to Consolidated Financial Statements                    6

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

ITEM 5.     Other Information
            Not Applicable.

Item 6.     Exhibits and Reports On Form 8-K

             (a)     Exhibit Index

                     Exhibit
                     Number        Description
                     ------        -----------
                     31.1       Certification of CEO
                     31.2       Certification of CFO
                     32.1       Section 1350 Certification of CEO
                     32.2       Section 1350 Certification of CFO

              (b) Reports on Form 8-K.

WE ARE FILING THIS REPORT ON FORM 10-QSB WHICH HAS NOT BEEN REVIEWED BY OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM. THE CONDENSED FINANCIAL STATEMENTS ARE BELIEVED TO BE ACCURATE BY OUR MANAGEMENT, BUT ARE SUBJECT TO REVIEW BY OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM. SUCH REVIEW MAY IDENTIFY ACCOUNTING MATTERS WHICH COULD REQUIRE CHANGES TO THE FINANCIAL STATEMENTS AND THOSE CHANGES MAY BE MATERIAL.

                         PART I - FINANCIAL INFORMATION


ITEM 1.     Financial Statements


                            CYGENE LABORATORIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                   SEPTEMBER 30,       MARCH 31,
                                                                       2004              2004
                                                                   ------------      ------------
CURRENT ASSETS
Cash                                                               $     72,921      $    145,696
Accounts receivable                                                       2,248             1,126
Other current assets                                                     24,950            20,062
                                                                   ------------      ------------
        Total Current Assets                                            100,119           166,884

PROPERTY AND EQUIPMENT, NET                                              12,148            32,084

Other assets                                                             35,017               840
                                                                   ------------      ------------
TOTAL ASSETS                                                       $    147,284      $    199,808
                                                                   ============      ============


CURRENT LIABILITIES
Accounts payable                                                   $    914,785      $    725,827
Accrued officers salary                                                 101,921            61,976
Accrued expenses                                                      1,126,911           974,138
Other accrued expenses                                                   44,658            29,932
Notes payable and convertible debentures (current portion)              618,959           473,410
Note payable - shareholders                                              32,180            38,724
                                                                   ------------      ------------
        Total Current Liabilities                                     2,839,414         2,304,007
                                                                   ------------      ------------

LONG-TERM DEBT
Notes payable and convertible debentures (non-current portion)          146,613           154,593
                                                                   ------------      ------------

TOTAL LIABILITIES                                                  $  2,986,027      $  2,458,600
                                                                   ------------      ------------

SHAREHOLDERS' DEFICIENCY
Class A Common stock, $.001 par value, 95,000,000 shares
   authorized, 42,453,372 and 40,068,648 shares issued and
   outstanding, respectively                                             42,453            40,069
Additional paid-in capital                                           19,345,129        18,172,491
Deferred compensation and offering costs                                 (3,261)          (60,347)
Deficit accumulated during the development stage                    (22,225,685)      (20,410,163)
Other comprehensive income (loss)                                         2,621              (842)
                                                                   ------------      ------------
Total Shareholders' Deficiency                                       (2,838,743)       (2,258,792)
                                                                   ------------      ------------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY                     $    147,284      $    199,808
                                                                   ============      ============

    The accompanying notes are an integral part of these financial statements

                            CYGENE LABORATORIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                                  OCTOBER 25, 1995
                                           THREE MONTHS ENDED SEPTEMBER 30,     SIX MONTHS ENDED SEPTEMBER 30,     (INCEPTION) TO
                                            ------------------------------      ------------------------------      SEPTEMBER 30,
                                                2004              2003              2004              2003              2004
                                            ------------      ------------      ------------      ------------      ------------
OPERATING EXPENSES
Research and development                    $    169,051      $     36,523      $    300,894      $     44,248      $  3,729,176
General and administrative                       906,264           829,346         1,443,096           987,074        16,832,848
                                            ------------      ------------      ------------      ------------      ------------
Total operating expenses                       1,075,315           865,869         1,743,990         1,031,322        20,562,024
                                            ------------      ------------      ------------      ------------      ------------

LOSS FROM OPERATIONS                          (1,075,315)         (865,869)       (1,743,990)       (1,031,322)      (20,562,024)
                                            ------------      ------------      ------------      ------------      ------------

OTHER INCOME (EXPENSE)
Other income (expense)                                --            35,405                --            35,350          (622,579)
Interest expense                                 (38,172)          (39,816)          (71,532)          (81,621)       (1,041,082)
                                            ------------      ------------      ------------      ------------      ------------
Total other income (expense)                     (38,172)           (4,411)          (71,532)          (46,271)       (1,663,661)
                                            ------------      ------------      ------------      ------------      ------------

NET LOSS                                      (1,113,487)         (870,280)       (1,815,522)       (1,077,593)      (22,225,685)
                                            ------------      ------------      ------------      ------------      ------------

Other comprehensive income,
   foreign currency translation adjustment         2,383            (3,249)            5,167             2,086             2,621
                                            ------------      ------------      ------------      ------------      ------------

TOTAL COMPREHENSIVE LOSS                    $ (1,111,104)     $   (873,529)     $ (1,810,355)     $ (1,075,507)     $(22,223,064)
                                            ============      ============      ============      ============      ============

Net loss per common share:
Basic and fully diluted loss per share      $      (0.03)     $      (0.03)     $      (0.04)     $      (0.04)
                                            ============      ============      ============      ============

Weighted average of common shares:
Basic and fully diluted                       42,165,231        31,147,384        41,465,807        27,942,440
                                            ============      ============      ============      ============

   The accompanying notes are an integral part of these financial statements

                            CYGENE LABORATORIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                              FOR THE SIX MONTHS        OCTOBER 25, 1995
                                                                              ENDED SEPTEMBER 30,        (INCEPTION) TO
                                                                        ----------------------------      SEPTEMBER 30,
                                                                           2004              2003             2004
                                                                        -----------      -----------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                                $(1,815,522)     $(1,077,593)     $(22,225,685)
Adjustments to reconcile net loss to net cash (used in)
   provided by operating activities:
        Depreciation                                                         36,183           41,310           581,697
        Common stock, warrants and options issued in payment of             530,648          244,778         5,974,188
           expenses
        Loss (gain) on disposal of property and equipment                        --          470,729
        Common stock issued by officers for compensation                    423,007        1,440,182
        Common stock issued by officers for services                             --          315,971
        Common stock issued by officers for finance costs                 2,175,299          271,273
        Gain on settlements of certain notes payable                             --               --            (9,654)
        Loss on  other legal settlements                                         --               --           212,000
        Effect of changes in exchange rates on cash                           3,461          (14,632)            2,621
        Amortization of deferred costs                                       53,674               --           127,024
Changes in operating assets and liabilities, net of acquisition:
        Accounts receivable                                                  (1,123)            (220)           (2,249)
        Other assets                                                        (39,065)          13,042           (59,125)
        Accounts payable and accrued expenses                               396,404       (1,856,563)        5,366,527
                                                                        -----------      -----------      ------------
                Net Cash (Used In) Provided By Operating Activities        (835,340)         (51,572)       (7,534,501)
                                                                        -----------      -----------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                          (16,247)         (14,244)       (1,073,383)
Proceeds from disposals of property and equipment                                --               --           153,808
                                                                        -----------      -----------      ------------
        Net Cash (Used In) Investing Activities                             (16,247)         (14,244)         (919,575)
                                                                        -----------      -----------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock                                                    701,462          384,595         7,157,148
Borrowings on notes payable                                                 210,000           65,836         1,959,270
Payments on notes payable                                                  (132,650)         (51,861)         (589,421)
                                                                        -----------      -----------      ------------
        Net Cash Provided By (Used In) Financing Activities                 778,812          398,570         8,526,997
                                                                        -----------      -----------      ------------

NET (DECREASE) INCREASE IN CASH DURING THE PERIOD                           (72,775)         332,754            72,921

CASH - BEGINNING OF PERIOD                                                  145,696            2,887                --
                                                                        -----------      -----------      ------------

CASH -  END OF PERIOD                                                   $    72,921      $   335,641      $     72,921
                                                                        ===========      ===========      ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
INTEREST PAID DURING THE PERIOD                                         $       464      $    52,563      $         --
                                                                        ===========      ===========      ============
INCOME TAXES PAID DURING THE PERIOD                                     $        --      $        --      $         --
                                                                        ===========      ===========      ============

    The accompanying notes are an integral part of these financial statements

                   CYGENE LABORATORIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
         FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

In the opinion of management of CyGene Laboratories, Inc. (the "Company"), the unaudited financial information presented reflects all adjustments (consisting of primarily of normal recurring accruals) which are necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods presented. The financial statements for the interim period ending September 30, 2004 were prepared in accordance with generally accepted accounting principles. The results of operations are not necessarily indicative of the results of operations for a full year. Certain information and note disclosures generally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with Securities and Exchange Commission ("SEC") rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended March 31, 2004 included in the Company's Form 10-KSB/A, dated November 24, 2004, filed with the SEC.

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

Had the Company determined compensation expense of employee stock options based on the estimated fair value of the stock options at the grant date, consistent with the guidelines of SFAS 123, its net loss would have been increased to the pro forma amount indicated below:

                                              Three Months Ended September 30,      Six Months Ended September 30,
                                              --------------------------------      ------------------------------
                                                 2004                  2003             2004               2003
                                              -----------          -----------      -----------        -----------
Net loss applicable to common stockholders:
 As reported                                  $(1,113,487)         $  (870,280)     $(1,815,522)       $(1,077,593)

Effect of expensing stock options                 (26,242)            (274,904)        (348,739)          (274,904)

Pro forma net loss applicable to common
Stockholders                                  $(1,139,729)         $(1,145,184)     $(2,164,261)       $(1,352,497)
                                              -----------          -----------      -----------        -----------

Net loss per share (basic and diluted):
As reported                                   $     (0.03)         $     (0.03)     $     (0.03)       $     (0.04)

Effect of expensing stock options
                                                       --                (0.01)           (0.01)             (0.01)

Pro forma -  net loss per share               $     (0.03)         $     (0.04)     $     (0.04)       $     (0.05)
                                              -----------          -----------      -----------        -----------

Stock Warrants Issued and Outstanding

In prior years, the Company issued warrants in return for services rendered to the Company and as inducements to convert certain debt obligations of the Company to common stock. For the three months ended September 30, 2004, 589,000 warrants were issued of which 475,000 warrants were associated with the sale of common stock and 114,000 were associated the sale of convertible notes. Outstanding warrants are as follows at September 30, 2004:

                                                Range of        Weighted Average
                                Number       Exercise Price      Exercise Price
                              ----------     --------------    -----------------
Balance, September 2004        1,533,500     $.225 - 5.00           $1.20
                               =========     ============           =====

2. GOING CONCERN

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of September 30, 2004, the Company had a working capital deficit of $2,739,295. For the three and six months ended September 30, 2004, the Company incurred a net loss of $(1,113,487) and $(1,815,522), respectively and used cash in its operations of $835,340. Although the Company has completed the development of its initial product, no sales had been achieved through September 30, 2004. The Company has been dependent upon borrowing through the private placement of convertible and non-convertible debt and sale of common stock to fund its business operations. This situation raises substantial doubt about the Company's ability to continue as a going concern.

The Company is currently seeking to raise additional funds through private placements of equity. Although the Company believes that there are a number of parties interested in participating in such placement, there is no guarantee that the Company will be successful in raising additional funds, or that the additional funds raised will be sufficient to fund anticipated near term operating losses. The Company's continued existence is dependent upon its ability to raise capital and to market and sell its products and services successfully at prices that will produce positive cash flow. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

3. COMMITMENTS

Operating Lease

The Company's office space lease for its headquarters expired in March 2003. Through September 2004, the Company continued to rent the office space under a month-to-month arrangement at a rate of $3,600 per month. Rent expense under this lease for the second quarter was $15,264 and $21,708 for the six months ended September 30, 2004. The Company entered into a new operating lease for its office space requiring monthly rental payments of $11,692 commencing December 1, 2004 through August 2009 ($140,304 per annum).

Employment Agreements

The Company has an employment agreement with its chief executive officer providing for an annual salary of $250,000 through April 2006.

4. COMMON STOCK AND STOCK OPTION TRANSACTIONS

During the three months ended September 30, 2004, CyGene issued 1,073,930 shares of Class A Common Stock for cash in the amount of $338,311 at prices ranging from $.071 to $.410 per share. The Company also issued 115,792 shares of Class A Common Stock for services rendered during the period. The shares were valued at their fair market value on the date of issuance at $121,066.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We recognized no revenue in the three months and the six months ended September 30, 2004 and 2003, but incurred substantial costs related to our operations as a development stage company. Total operating expenses for the three months ended September 30, 2004 and 2003 were $1,075,315 and $865,869 respectively. For the six months ended September 30, 2004 and 2003, operating expenses were $1,743,990 and $1,031,322 respectively. Highlights of changes in the major components of these expenses for continuing operations are detailed and discussed below:

                                  Three Months Ended September 30,          Six Months Ended September 30,
                                 ----------------------------------       ----------------------------------
                                   2004          2003      % Change        2004          2003       % Change
                                 --------      -------     --------       --------     --------     --------
Payroll, taxes and benefits      $190,888      $92,197       107%         $402,925     $218,756        84%
Patent Expenses                    48,406      288,357       (83)           51,469      295,693        (83)
Professional fees                 430,131      360,863        58           640,644      326,344         96
Research and development          169,051       36,523       385           300,894       44,248        580
Interest                           38,172       39,816        (4)           71,532       81,621        (12)


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

LIQUIDITY AND CAPITAL RESOURCES

During the three months and the six months ended September 30, 2004, CyGene, Inc. raised $338,311 and $701,462, respectively, from private placements of its common stock. During the period, we employed these resources to fund operating activities, purchase $16,247 in property and equipment and repay $132,650 in notes payable. During the three months and six months ended September 30, 2004, we were largely reliant on financing from outside parties to fund operations. We believe that due to our working capital deficits, combined with uncertainty related to the timing of our planned commercialization of our technologies into viable and marketable products and services, create the necessity to acquire additional external capital funding. We believe such additional capital is necessary to fund our operating expenses, to make capital expenditures, to service our debt, and to execute anticipated marketing and research and development plans.

We anticipate that an additional $3 million may be required to meet our operating requirements during the next 12 months. In order to meet our working capital needs, in late July 2004, we entered into a letter of intent with a New York-based broker-dealer to raise between $750,000 to $1,250,000 in bridge loan financing with warrants attached and to raise between $4,000,000 to $6,000,000 in the sale of Series A Preferred Stock with warrants attached. We have raised $406,000 of the bridge loan financing as of the date of this Report, although we expect that we will receive further funds. The Series A Preferred Stock offering will only occur if the bridge loan financing is raised and is subject to the broker-dealer's continuing due diligence including its review of this Report, as well as other customary financing and closing contingencies. There can be no assurances that we will be successful in raising any funds in the contemplated offerings. Any significant shortfall may result in the delay, scaling back or elimination of some or all of our research and development activities and other operations planned or currently underway. Additionally, unless we raise at least $1,000,000, we will not be able to remain operational over the next 6 months even if we scale back our operations.

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

IF WE FAIL TO RAISE SUFFICIENT CAPITAL IN OUR CURRENT PRIVATE PLACEMENT, WE MAY NOT BE ABLE TO REMAIN OPERATIONAL.

As described in "Liquidity and Capital Resources," we received a term sheet from a broker-dealer to raise debt and equity capital for us. We are dependent upon the receipt of these funds to remain operational and commercialize our products. If we do not receive sufficient funds from these pending offerings, we may not be able to remain in business.


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

WE ARE SUBJECT TO THE "PENNY STOCK" NOTES WHICH ADVERSELY EFFECT THE LIQUIDITY OF OUR COMMON STOCK.

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

Date:  March 1, 2005

                                         CYGENE LABORATORIES, INC.


                                         /s/ Martin Munzer
                                         ---------------------------------------
                                         Martin Munzer, President and
                                         Chief Executive Officer