Form 10QSB
period 2004-12-31
CYGENE LABORATORIES INC
filed 2005-04-11
CIK 810691

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

             [X] Quarterly Report Under Section 13 or 15(d) of the
                        SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended December 31, 2004
                                               -----------------

                          Commission File No. 000-15654


                            CYGENE LABORATORIES, INC.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           DELAWARE                                          22-2789408
 ------------------------------                       ---------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                        Identification Number)


                  7786 Wiles Road, Coral Springs, Florida 33067
                  ---------------------------------------------

                                 (954) 741-7077
           ----------------------------------------------------------
          (Address and telephone number of principal executive offices)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

We had 42,843,993 shares of our common stock outstanding as of March 1, 2005

Transitional Small Business Disclosure Format (check one):   [ ] Yes [X] No

                   CYGENE LABORATORIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                                   FORM 10QSB
         FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2004 AND 2003
                                      INDEX


                         PART I - FINANCIAL INFORMATION

                                                                        PAGE
                                                                        ----
ITEM 1.   Financial Statements                                           3

          Consolidated balance sheets as of December 31, 2004 and
          March 31, 2004                                                 3

          Consolidated Statement of Operations for the three months
          and nine months ended December 31, 2004 and 2003               4

          Consolidated Statement of Cash flows for the
          nine months ended December 31, 2004 and 2003                   5

          Notes to Consolidated Financial Statements                     6

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

           (b)      Reports on Form 8-K. -
                    None

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

                         PART I - FINANCIAL INFORMATION

ITEM 1.   Financial Statements


                            CYGENE LABORATORIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                 December 31, 2004  March 31, 2004
                                                                   ------------      ------------
CURRENT ASSETS
Cash                                                               $     61,267      $    145,696
Accounts receivable                                                       2,292             1,126
Other current assets                                                     18,922            20,062
                                                                   ------------      ------------
     Total Current Assets                                                82,481           166,884

PROPERTY AND EQUIPMENT, NET                                              61,051            32,084

Other assets                                                             38,354               840
                                                                   ------------      ------------

TOTAL ASSETS                                                       $    181,886      $    199,808
                                                                   ============      ============
CURRENT LIABILITIES
Accounts payable                                                   $  1,169,564      $    725,827
Accrued officers salary                                                 131,189            61,976
Accrued expenses                                                      1,173,851           974,138
Other accrued expenses                                                   59,569            29,932
Notes payable and convertible debentures (current portion)              799,562           473,410
Note payable - shareholders                                              32,180            38,724
                                                                   ------------      ------------
     Total Current Liabilities                                        3,365,915         2,304,007
                                                                   ------------      ------------
LONG-TERM DEBT
Notes payable and convertible debentures (non-current portion)          122,845           154,593
                                                                   ------------      ------------

TOTAL LIABILITIES                                                  $  3,488,760      $  2,458,600
                                                                   ------------      ------------
SHAREHOLDERS' DEFICIENCY

Class A Common stock, $.001 par value, 95,000,000 shares
     authorized, 42,843,993 and 40,068,648 shares issued
     and outstanding, respectively                                       42,844            40,069
Additional paid-in capital                                           19,529,957        18,172,491
Deferred compensation and offering costs                                     --           (60,347)
Deficit accumulated during the development stage                    (22,882,296)      (20,410,163)
Other comprehensive income (loss)                                         2,621              (842)
                                                                   ------------      ------------
Total Shareholders' Deficiency                                       (3,306,874)       (2,258,792)
                                                                   ------------      ------------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY                     $    181,886      $    199,808
                                                                   ============      ============

   The accompanying notes are an integral part of these financial statements

                            CYGENE LABORATORIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                                    October 25, 1995
                                               Three months ended December 31,     Nine months ended December 31,     (Inception) to
                                               ------------------------------      ------------------------------       December 31,
                                                   2004              2003              2004              2003              2004
                                               ------------      ------------      ------------      ------------      ------------
OPERATING EXPENSES
Research and development                       $     57,902      $     54,141      $    358,795      $     98,389      $  3,787,079
General and administrative                          532,786           545,499         1,975,883         1,532,573        17,365,635
                                               ------------      ------------      ------------      ------------      ------------
     Total operating expenses                       590,688           599,640         2,334,678         1,630,962        21,152,714
                                               ------------      ------------      ------------      ------------      ------------

LOSS FROM OPERATIONS                               (590,688)         (599,640)       (2,334,678)       (1,630,962)      (21,152,714)
                                               ------------      ------------      ------------      ------------      ------------

OTHER INCOME (EXPENSE)
Other income (expense)                                   --             1,430                --            36,780          (622,581)
Interest expense                                    (65,919)          (15,174)         (137,451)          (96,795)       (1,107,001)
                                               ------------      ------------      ------------      ------------      ------------
     Total other income (expense)                   (65,919)          (13,744)         (137,451)          (60,015)       (1,729,582)
                                               ------------      ------------      ------------      ------------      ------------

NET LOSS                                           (656,607)         (613,384)       (2,472,129)       (1,690,977)      (22,882,296)
                                               ------------      ------------      ------------      ------------      ------------

Other comprehensive income,
     foreign currency translation adjustment             --           (29,464)            2,621           (27,378)            2,621
                                               ------------      ------------      ------------      ------------      ------------

TOTAL COMPREHENSIVE LOSS                       $   (656,607)     $   (642,848)     $ (2,469,508)     $ (1,718,355)     $(22,879,675)
                                               ============      ============      ============      ============      ============

Net loss per common share:
Basic and fully diluted loss per share         $      (0.02)     $      (0.02)     $      (0.06)     $      (0.06)
                                               ============      ============      ============      ============

Weighted average of common shares:
Basic and fully diluted                          42,712,579        37,123,704        41,873,330        27,048,238
                                               ============      ============      ============      ============

   The accompanying notes are an integral part of these financial statements

                            CYGENE LABORATORIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                               FOR THE NINE MONTHS          OCTOBER 25, 1995
                                                                                 ENDED DECEMBER 31,          (INCEPTION) TO
                                                                          ------------------------------      DECEMBER 31,
                                                                              2004              2003              2004
                                                                          ------------      ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                                  $ (2,472,131)     $ (1,690,977)     $(22,882,296)

Adjustments to reconcile net loss to net cash (used in)
   provided by operating activities:
     Depreciation                                                               55,443            60,579           600,957
     Common stock, warrants and options issued in payment of expenses          686,946         2,870,293         6,130,486
     Loss (gain) on disposal of property and equipment                              --                --           470,729
     Common stock issued by officers for compensation                               --                --         1,440,184
     Common stock issued by officers for services                                   --                --           315,971
     Common stock issued by officers for finance costs                              --                --           271,273
     Gain on settlements of certain notes payable                                   --                --            (9,654)
     Loss on  other legal settlements                                               --                --           212,000
     Effect of changes in exchange rates on cash                                 3,463           (27,378)            2,621
     Amortization of deferred costs/discount note payable                       24,450                --            97,800
Changes in operating assets and liabilities, net of acquisition:
     Accounts receivable                                                        (1,166)          (11,046)           (2,292)
     Other assets                                                              (36,374)           11,961           (56,432)
     Accounts payable and accrued expenses                                     774,478        (1,860,442)        5,744,601
                                                                          ------------      ------------      ------------
          Net Cash (Used In) Provided By Operating Activities                 (964,891)         (647,010)       (7,664,052)
                                                                          ------------      ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                             (84,410)          (21,001)       (1,141,546)
Proceeds from disposals of property and equipment                                   --                --           153,808
                                                                          ------------      ------------      ------------
     Net Cash (Used In) Investing Activities                                   (84,410)          (21,001)         (987,738)
                                                                          ------------      ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock                                                       701,462           679,221         7,157,148
Borrowings on notes payable                                                    406,000           249,200         2,155,270
Payments on notes payable                                                     (142,590)         (205,129)         (599,361)
                                                                          ------------      ------------      ------------
     Net Cash Provided By (Used In) Financing Activities                       964,872           723,292         8,713,057
                                                                          ------------      ------------      ------------

NET (DECREASE) INCREASE IN CASH DURING THE PERIOD                              (84,429)           55,281            61,267

CASH - BEGINNING OF PERIOD                                                     145,696             2,887                --
                                                                          ------------      ------------      ------------

CASH -  END OF PERIOD                                                     $     61,267      $     58,168      $     61,267
                                                                          ============      ============      ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

INTEREST PAID DURING THE PERIOD                                           $        464      $        885      $         --
                                                                          ============      ============      ============
INCOME TAXES PAID DURING THE PERIOD                                       $         --      $         --      $         --
                                                                          ============      ============      ============

   The accompanying notes are an integral part of these financial statements

                   CYGENE LABORATORIES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
         FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2004 AND 2003

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

In the opinion of management of CyGene Laboratories, Inc. (the "Company"), the unaudited financial information presented reflects all adjustments (consisting of primarily of normal recurring accruals) which are necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods presented. The financial statements for the interim period ending December 31, 2004 were prepared in accordance with generally accepted accounting principles. The results of operations are not necessarily indicative of the results of operations for a full year. Certain information and note disclosures generally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with Securities and Exchange Commission ("SEC") rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended March 31, 2004 included in the Company's Form 10-KSB/A, dated November 24, 2004, filed with the SEC.

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

Had the Company determined compensation expense of employee stock options based on the estimated fair value of the stock options at the grant date, consistent with the guidelines of SFAS 123, its net loss would have been increased to the pro forma amount indicated below:

                                              Three Months Ended December 31,     Nine Months Ended December 31,
                                              ------------------------------      ------------------------------
                                                  2004               2003             2004              2003
                                              -----------        -----------      -----------        -----------
Net loss applicable to common stockholders:
As reported                                   $  (656,607)       $  (613,384)     $(2,472,139)       $(1,690,977)

Effect of expensing stock options                 (26,242)                --         (348,739)          (274,904)

Pro forma net loss applicable to common
stockholders                                  $  (682,269)       $  (613,384)     $(2,820,868)       $(1,965,881)

Net loss per share (basic and diluted):
As reported                                   $     (0.02)       $     (0.02)     $     (0.06)       $     (0.06)

Effect of expensing stock options                   (0.00)                --            (0.01)             (0.01)

Pro forma -  net loss per share               $     (0.02)       $     (0.02)     $     (0.07)       $     (0.07)



Stock Warrants Issued and Outstanding

In prior years, the Company issued warrants in return for services rendered to the Company and as inducements to convert certain debt obligations of the Company to common stock. For the three months ended December 31, 2004, 78,400 warrants were issued in association with the sale convertible notes. Outstanding warrants are as follows at December 31, 2004:

                                                Range of        Weighted Average
                              Number         Exercise Price      Exercise Price
                            ----------      ----------------    ----------------
Balance, December 2004      1,546,900         $.225 - 5.00           $1.20
                            ==========      ================         =====

2. GOING CONCERN

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As of December 31, 2004, the Company had a working capital deficit of $3,283,434. For the three and six months ended December31, 2004, the Company incurred net losses of $(665,607) and $(2,472,129), respectively, and used cash in its operations of $964,891. Although the Company has completed the development of its initial product, no sales had been achieved through December 31, 2004. The Company has been dependent upon borrowing through the private placement of convertible and non-convertible debt and sale of common stock to fund its business operations. This situation raises substantial doubt about the Company's ability to continue as a going concern.

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

3. COMMITMENTS

Operating Lease

The Company's office space lease for its headquarters expired in March 2003. Through December 2004, the Company continued to rent the office space under a month-to-month arrangement at a rate of $3,600 per month. Rent expense under this lease for the three and nine months ended December 31, 2004 was $7,632 and $32,562, respectively. The Company entered into a new operating lease for its office space requiring monthly rental payments of $11,692 commencing December 1, 2004 through August 2009 ($140,304 per annum).

Employment Agreements

The Company has an employment agreement with its chief executive officer providing for an annual salary of $250,000 through April 2006.

4. COMMON STOCK AND STOCK OPTION TRANSACTIONS

During the three months ended December 31, 2004, CyGene issued 390,621 shares of Class A Common Stock related to the conversion of $27,902 in outstanding convertible notes. For the nine months ended December 31, 2004, Cygene issued 2,143,776 shares of Class A Common Stock for cash in the amount of $701,462 at prices ranging from $.071 to $.470 per share and issued 240,948 of Class A Common Stock for services rendered during the same period. The shares were valued at their fair market value on the date of issuance at $236,625.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We recognized no revenue in the three months ended December 31, 2004 and 2003, but incurred substantial costs related to our operations as a development stage company. Total operating expenses for the three months ended December 31, 2004 and 2003 were $590,688 and $599,640 respectively. Highlights of changes in the major components of these expenses for continuing operations are detailed and discussed below:

                                     Three Months Ended December 31,        Nine Months Ended  December 31,
                                   -----------------------------------     ----------------------------------
                                     2004         2003       % Change        2004          2003       % Change
                                   --------     --------     --------      --------      --------     --------
Payroll, taxes and benefits        $186,473     $ 67,658       176%        $589,398      $289,414       104%
Patent Expenses                      17,733      118,978       -85           69,202       414,671       -83
Professional fees                   206,181      126,292        63          846,825       452,636        87
Research and development             57,902       54,141         7          358,795        98,389       265
Interest                             65,922       15,174       334          137,454        96,795        42


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

LIQUIDITY AND CAPITAL RESOURCES

During the three and nine months ended December 31, 2004, CyGene raised $196,000 and $406,000, respectively, from the issuance of convertible notes payable. In addition, CyGene raised $701,462 from the private placement of its common stock for the nine months ended December 31, 2004. We employed these resources to fund operating activities, purchase $84,410 in property and equipment and repay $142,590 in notes payable.
During the three and nine months ended December 31, 2004, we were largely reliant on financing from outside parties to fund operations. We believe that due to our working capital deficits, combined with uncertainty related to the timing of our planned commercialization of our technologies into viable and marketable products and services, create the necessity to acquire additional external capital funding. We believe such additional capital is necessary to fund our operating expenses, to make capital expenditures, to service our debt, and to execute anticipated marketing and research and development plans.

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

Date:  February 25, 2005



                                         CYGENE LABORATORIES, INC.
                                         /s/ Martin Munzer
                                         ---------------------------------------
                                         Martin Munzer, President and
                                         Chief Executive Officer