Form 10KSB
period 2005-03-31
CYGENE LABORATORIES INC
filed 2006-05-25
CIK 810691

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

  [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
                                      1934

                    For the fiscal year ended March 31, 2005

 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

               For the transition period from _______ to ________

                        Commission File Number: 000-15654
                        ---------------------------------

                            CYGENE LABORATORIES, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Delaware                                              22-2789408
-------------------------------                              -------------------
(State or other jurisdiction of                                 (IRS Employer
incorporation or organization)                               Identification No.)

                  7786 Wiles Road, Coral Springs, Florida 33067
               ---------------------------------------------------
               (Address of principal executive offices) (Zip code)

                                 (954) 741-7077
                           ---------------------------
                           (Issuer's telephone number)

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

State issuer's revenues for its most recent fiscal year. $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.). $10,273,254 as of May 19, 2006.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 50,654,337 shares of common stock were outstanding as of May 19, 2006.

Transitional Small Business Disclosure Form (Check one):  Yes [ ]; No [X]

                                                                            PAGE
                                                                            ----
PART I

Item 1.  Description of Business..............................................2
Item 2.  Properties...........................................................6
Item 3.  Legal Proceedings....................................................6
Item 4.  Submission of Matters to A Vote of Security Holders..................7

PART II

Item 5.  Market For Common Equity and Related Stockholder Matters.............7
Item 6.  Management's Discussion and Analysis.................................9
Item 7.  Financial Statements.................................................16
Item 8.  Changes In and Disagreements With Accountants On
         Accounting and Financial Disclosure..................................17
Item 8a. Controls and Procedures..............................................17

PART III

Item 9.  Directors and Executive Officers.....................................17
Item 10. Executive Compensation...............................................19
Item 11. Security Ownership of Certain Beneficial Owners and Management.......20
Item 12. Certain Relationships and Related Transactions.......................21

PART IV

Item 13. Exhibits, Financial Statement Schedules, and
         Reports on Form 8-K..................................................22
Item 14. Principal Accounting Fees and Services...............................23

ITEM 1. DESCRIPTION OF BUSINESS

OUR BUSINESS AND HISTORY

We are a biotechnology company based in Coral Springs, Florida. We were incorporated in Delaware on December 22, 1986, as Transpirator Technologies, Inc. (TTI) to engage in the development of respiratory therapy products. On September 30, 2003, as described below, we merged with CyGene, Inc. The merger was accounted for as a reverse merger with CyGene, Inc. being treated as the acquirer, and we changed our name to CyGene Laboratories, Inc. CyGene, Inc. was incorporated in 1995 to develop and commercialize a next generation DNA diagnostic technology called TPA or Target Protection Assay. The assets of CyGene, Inc. consist primarily of numerous U.S. and foreign patents. We had a net loss of $3,697,127 for our fiscal year ended March 31, 2005, and a net loss of $3,196,583 for our fiscal year March 31, 2004. Our accumulated deficit as of March 31, 2005 was $22,185,189. As of May 19, 2006, in our first quarter of 2007, we have generated $130,178 in revenue from the sale of our products and services. This represents the first revenue recognition in our 10-year history.

Through our operating subsidiary, CyGene, Inc., we have built a platform for the discovery, development and future commercialization of DNA/RNA technologies which we believe will allow us to create significant value. We have continued the development of proprietary DNA and RNA testing systems for screening, monitoring and diagnosis of human, veterinary and plant disease. Our efforts to develop and improve our diagnostics have resulted in the discovery of two independent platform drug technologies that have the potential to significantly increase the value of our company.

We currently hold six patents and we have 23 additional technologies and technology processes patents pending. The technologies have commercial potential not only in the predictive genomics sector, but in the diagnostics field. Two platform based technologies also have potential as highly efficient therapeutics.

We have been focused in the short term with developing commercial opportunities in the area of predictive genomics. We have developed and filed for patents on a business model that allows us to offer inexpensive yet accurate genetic tests to the public on an anonymous basis which are linked to a web-based "American Registry of DNA"(TM). This offers consumers access to a variety of DNA-based tests and analysis. While individualized genetic characterization represents a relatively short term opportunity that we plan to pursue through a variety of distribution channels, we also intend to continue to develop related diagnostic and therapeutic applications. We have developed a fully integrated, automated approach to in-vitro diagnostics. This approach allows for the search of any form of target in any sample size, whether DNA, RNA, cellular, chemical or soluble protein. We believe that this approach has considerable commercial significance, with application at blood banks, clinical laboratories and large medical centers. For example, these applications can give blood banks the ability to mass screen for specific pathogens such as the West Nile Virus, Hepatitis and HIV.

We are focusing our initial development efforts in therapeutic applications on a product intended for the containment of possible bacterial, viral and chemical terrorism attacks. Our Strategic Target Elimination (STE) system is an antibody-based technology, coupled with a unique delivery platform that is designed to rapidly and safely clear microbiological, viral and chemical agents from blood. In addition, STE has the potential to act as a pseudo-vaccine, conferring protection to an individual for approximately 60 days.

THE MERGER OF TRANSPIRATOR TECHNOLOGIES, INC. AND CYGENE, INC.

On September 30, 2003, CyGene Inc. merged with TTI. The merger was accounted for as a recapitalization. Prior to the merger, TTI was an inactive public company with a March 31 year end. Prior the merger, CyGene Inc. was a private company in the development stage since 1995 and had conducted extensive activities over that time period developing its DNA based technologies and had offices, staff and intellectual property. The merger was accomplished by TTI forming a new wholly owned subsidiary, New Transpirator Inc. (NTI), TTI then issued approximately 31,000,000 shares of TTI to the shareholders of CyGene Inc. in exchanges for 100% of the shares of CyGene Inc., except for approximately 140,000 shares of stock which were redeemed for approximately $10,000. Prior to the merger, CyGene, Inc. had two classes of common stock issued, class A non-voting and class B voting shares. Both classes of common shares were valued equally with the voting rights being the only distinction. Simultaneously, NTI and CyGene merged and the Common B stockholders of CyGene Inc. (previous private company) exchanged 100% of their B shares for an equal number of Common A. The par value of the Common A stock of CyGene was then adjusted to reflect the par value of the Common stock of TTI. After the merger TTI changed its name to CyGene Laboratories, Inc., NTI changed its name to CyGene Inc. The terms of the merger resulted in TTI issuing additional shares to the stockholders of CyGene in the approximate amount of 31,000,000 shares with the previous stockholders of TTI retaining approximately 5,530,000 shares so that after the merger, TTI shareholders owned approximately 15% of the combined entity. The acquisition was accounted for utilizing purchase accounting rules and as a reverse merger with CyGene, Inc. being treated as the acquirer. In addition, TTI loaned CyGene, Inc. $100,000 as part of the merger through a convertible note becoming payable on August 1, 2008.

TTI had certain intellectual property that was subject to royalty agreements which was distributed together with related liabilities to the prior stockholders of TTI prior to the merger.

The financial statements presented are the historical financial statements of CyGene Laboratories (formerly CyGene, Inc.) with the merger being reflected in the equity section for the year ended March 31, 2004 as a distribution of approximately 5,530,000 shares of stock at the value of the net book value of the remaining assets less liabilities, to the shareholders of TTI.

BUSINESS STRATEGY

Our strategy is to become a leading next generation biotechnology company. We believe our patented technologies have promise in the discovery, development and utilization of existing and novel diagnostics as well as genetic profiling using synthetic DNA, signal amplification strategies and automation. We are developing therapeutics based on synthetic DNA and novel approaches that utilize and enhance the natural immune system for the rapid clearance of pathogens from blood.

Our activities are primarily based on four technologies, all of which are carried out through our subsidiary, CyGene, Inc.:

     o Our STE technology has the potential of becoming an inexpensive, rapid and safe treatment and immunization method for many hard-to-treat diseases, and we believe it has unique characteristics for post-chemical and post-biological-attack control and containment phases.

     o STE relies on the highly evolved natural immune system the human body has developed throughout its evolution to effectively fight off disease. This system is comprised of two well-understood components, the humeral immune system and the cellular immune system, and utilizes both of these systems to effect blood-borne pathologic target inactivation and clearance. The humeral immune system is responsible for producing antibodies to any foreign organism entering the body. Once an intruder is perceived, be it either of chemical or biological origin, the immune system will produce antibodies to that entity, which will capture and bind the pathologic target to a cell for clearance out of the body. This process generally suffices to maintain health and ward off common diseases.

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

     o We believe many human diagnostic, animal husbandry, agricultural and quality control applications will benefit by implementing HP techniques by either producing increased accuracy or by reducing cost, or with a combination of the two. We have obtained 5 patents for our HP methodologies. We are developing applications which could have such diverse implications as the protection of the blood supply from the West Nile Virus and other potential contaminants, to developing new or novel detection methods to safeguard the food and water supply from contamination.

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

Proteins are complex molecules that are essential to the physical development, and physiological function, of virtually all known forms of life. The information that controls the amount and timing of protein production within biological cells is encoded in the DNA located in the nucleus of each cell. This mechanism of controlling the production of disease causing proteins has great promise in the potential for controlling (and thereby the potential for treating) many diseases. Recent and scientific advances now allow a new approach to gene therapy through interfering with RNA or RNAi. Messenger RNA (mRNA) is the product of genes containing the information for the manufacture of proteins coded for by the gene.

Interfering or destroying the targeted mRNA stops improper protein synthesis and any disease progression by the protein is halted. The synthetic probes we have developed inherently have properties that may make them excellent candidates for both RNAi and Antisense. The human body, and in particular the bloodstream, is a very difficult environment for the effective functioning of synthetic DNA probe based therapies. The immune system, enzymes and variable physiological conditions such as pH and salt concentrations degrade or disassociate the drugs from their targets. We believe that our reverse polarity "hairpin" probes incorporating modified bases are well suited to survive the harsh conditions present in the human body.

     o Our genetic characterization is based on conventional, as well as cutting edge third party technologies, that have been automated on our AGENDA(TM) robotic platform. Genetic profiling or predictive genomics involves the analysis of genes in search for a sequence variation that has clinically or otherwise been determined to be relevant as a determinant or predisposing factor for traits, disease or identification. Genetic profiling has been found to be of importance in forensics, in determining predispositions to diseases, and analyzing individual drug and nutrient metabolism. Our method of determining sequence variation requires two independent reactions to confirm the result (two levels of specificity), thus we achieve a very high accuracy of results. Results from the gene characterization, combined with our know-how and expertise in the field of DNA analysis, allow for highly accurate genetic profiling.

Our plans call for securing marketing and sales partners with established distribution networks to successfully launch our products. Our current business model provides for the retail sale of our products by distributors at relatively low or no inventory cost and yields a relatively high return to the distributors.

Since CyGene, Inc. began operations in October 1995, it has been involved primarily in research and development. Our research and development expenditure for our fiscal year ending March 31, 2005 was $456,193 compared to $233,699 in 2004. To date, in its first quarter of 2007 CyGene, Inc. has had $130,180 in revenue from operations, and only limited interest income and debt forgiveness.

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

Our competitors include: EluSys Therapeutics, Inc., Roche Diagnostics, Bayer Diagnostics, Abbott Labs, Genelex, DNA Direct, Clinical Data, Inc., Sciona, Inc., Idera Pharmaceuticals, Inc., Avigen Inc, Isis Pharmaceuticals, Inc. and Geron Corp.

REGULATION

Predictive genomics or genetic profiling tests for identification, predispositions or specific traits are currently not regulated by the Food and Drug Administration (FDA). FDA is currently drafting guidelines that will allow it to increase its regulation of genetic testing. Although the current environment provides CyGene the opportunity to offer commercialized genetic profiling without specific FDA approvals, it is probable that the FDA will begin to regulate this industry in the near future. We are preparing to comply with anticipated FDA regulatory requirements. To our knowledge, the States of New York, Rode Island and New Jersey have mandated that no form of genetic tests may be sold directly to consumers in the state and require that physicians order the genetic tests and receive the test results. New York State also mandates that persons tested provide written consent to have genetic tests performed. We are negotiating terms with a laboratory test reseller that has the ability to comply with the regulatory requirements that would allow us to sell our predictive genomic tests into the states of New York, Rode Island and New Jersey and we do not intend to sell directly into those territories until such agreement has been finalized.

Our HP diagnostic tests will require FDA pre-market regulatory approvals only if we sell them as test kits to other laboratories to perform the analysis at their facilities, otherwise our HP diagnostic tests may be performed at our laboratory under the "homebrew" exemption, as long as we are registered and certified under the Federal Clinical Laboratory Improvement Amendments of 1988 (CLIA) and certain state required certifications such as are required for laboratories operating in the states of Florida.

Our therapeutic technologies will require FDA regulatory approvals as drugs; however, it is possible that under certain circumstances, our STE drug may be allowed accelerated approval due to its potential application to contain acts of bio-terrorism.

INTELLECTUAL PROPERTY

Our success depends in part on our ability to obtain and maintain proprietary protection for our product candidates, technology and know-how, to operate without infringing the proprietary rights of others and to prevent others from infringing our proprietary rights. Our policy is to seek to protect our proprietary position by, among other methods, filing U.S. and foreign patent applications related to our proprietary technology, inventions, improvements and business models that are important to the development of our business. We also rely on trade secrets, know-how, continuing technological innovation and in-licensing opportunities to develop and maintain our proprietary position. We also rely upon unpatented trade secrets and improvements, unpatented know-how and continuing technological innovation to develop and maintain our competitive position. We generally protect this information with reasonable security measures.

As of May 19,2006, we held five U.S. patents, one Canadian patent and 24 patent applications and corresponding worldwide patents and patent applications for our technology and processes. The earliest of these issued patents expires in 2019. We also have nine registered U.S. trademarks and 16 foreign trademarks.

The patent positions of companies like ours are generally uncertain and involve complex legal and factual questions. Our ability to maintain and solidify our proprietary position for our technology will depend on our success in obtaining effective claims and enforcing those claims once granted. We do not know whether any of our patent applications will result in the issuance of any patents. Our issued patents and those that may issue in the future, may be challenged, invalidated or circumvented, and the rights granted thereunder may not provide us proprietary protection or competitive advantages against competitors with similar technology. Furthermore, our competitors may independently develop similar technologies or duplicate any technology developed by us. Because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that, before any of our products can be commercialized, any related patent may expire or remain in force for only a short period following commercialization, thus reducing any advantage of the patent, which could adversely affect our ability to protect future developments and, consequently, our operating results and financial position.

Because patent applications in the United States and many foreign jurisdictions are typically not published until 18 months after filing, or in some cases not at all, and because publications of discoveries in the scientific literature often lag behind actual discoveries, we cannot be certain that we were the first to make the inventions claimed in each of our issued patents or pending patent applications, or that we were the first to file for protection of the inventions set forth in these patent applications.

Litigation may be necessary to defend against or assert claims of infringement, to enforce patents issued to us, to protect trade secrets or know-how owned by us, or to determine the scope and validity of the proprietary rights of others. In addition, the U.S. Patent and Trademark Office may declare interference proceedings to determine the priority of inventions with respect to our patent applications or reexamination or reissue proceedings to determine if the scope of a patent should be narrowed. Litigation or any of these other proceedings could result in substantial costs to and diversion of effort by us, and could have a material adverse effect on our business, financial condition and results of operations. These efforts by us may not be successful.

For a list of our patents and other published filings please visit our website at www.cygenelabs.com.

EMPLOYEES

As of May 19, 2006, we employ seven full-time employees, and six part-time employees. Of our 13 employees, three are associated with our executive office, two are associated with our operations, and the remainder are associated with research and development activities in-house and at off-site laboratories.

ITEM 2. DESCRIPTION OF PROPERTY

We currently lease approximately 3,779 square feet of commercial office space in Coral Springs, Florida, which encompasses our executive and administrative offices and our laboratory operating activities. We expanded these facilities on January 1st, 2006 and signed a one year lease agreement. Our lease expires on December 31, 2006, and we pay rent at a rate of $5,742 per month. We have the option to renew this lease for an additional year at a 5% increase in rent.

Management expects that in the normal course of business, this lease will be renewed or replaced by another lease.

ITEM 3. LEGAL PROCEEDINGS

We are not aware of any legal proceedings against us.

On April 27, 2006, we filed suit for fraud and negligence against Douglas Stratton in Broward County Circuit Court. Mr. Stratton was the attorney representing CyGene, Inc.'s founder, Elliott Ramberg, and his wife. The suit alleges that Mr. Stratton intentionally and negligently made false representations to our previous auditors in connection with our 2004 audit. We allege that, as a result of these false representations, we incurred increased accounting and legal fees and other damages as a result of (a) the delay of the completion of our audit, (b) the resulting de-listing of our common stock from the over-the-counter market, (c) the resulting delay of our proposed financing,
(d) additional discounts we were required to offer as inducement to investors to fund the our business as a non-reporting company, and (e) the resulting delay of the launch of four products due to the lack of timely funding. The suit has only recently been filed, and the defendant has not responded to the complaint. Although we believe our allegations are meritorious, there is no assurance that we will ultimately recover the damages we have alleged.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

OUR COMMON STOCK

The principal market for our common stock is the Pink Sheets, where our common stock trades under the symbol "CYGE.PK." The prices below are based on high and low reported sales prices. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                             HIGH                LOW
                                             ----                ---
FISCAL YEAR ENDING MARCH 31, 2006

First Quarter (4/1/05 to 6/30/05)            $0.90              $0.36
Second Quarter (7/1/05 to 9/30/05)           $0.90              $0.70
Third Quarter (10/1/05 to 12/31/05)          $0.80              $0.60
Fourth Quarter (1/2/06 to 3/31/06)           $0.55              $0.40

FISCAL YEAR ENDING MARCH 31, 2005
First Quarter (4/1/04 to 6/30/04)            $1.05              $0.80
Second Quarter (7/1/04 to 9/30/04)           $1.60              $0.45
Third Quarter (10/1/04 to 12/31/04)          $1.01              $0.51
Fourth Quarter (1/2/05 to 3/31/05)           $0.90              $0.35

FISCAL YEAR ENDING MARCH 31, 2004
First Quarter (4/1/03 to 6/30/03)            $0.25              $0.03
Second Quarter (7/1/03 to 9/30/03)           $0.79              $0.13
Third Quarter (10/1/03 to 12/31/03)          $1.10              $0.60
Fourth Quarter (1/2/04 to 3/31/04)           $1.10              $0.75

FISCAL YEAR ENDED MARCH 31, 2003
First Quarter (4/1/02 to 6/30/02)            $0.00              $0.00
Second Quarter (7/1/02 to 9/30/02)           $0.03              $0.00
Third Quarter (10/1/02 to 12/31/02)          $0.03              $0.01
Fourth Quarter (1/2/03 to 3/31/03)           $0.10              $0.01

STOCKHOLDERS

As of May 19, 2006, there were approximately 665 holders of record of our common stock.

DIVIDENDS

We have not declared nor paid any cash dividends on our common stock for our last two fiscal years nor in any subsequent period. We currently anticipate that we will retain all of our future earnings for use in the expansion and operation of our business, thus we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

------------------------------- ---------------------------- ---------------------------- ----------------------------
Plan Category                   Number of securities to be   Weighted-average exercise    Number of securities
                                issued upon exercise of      price of outstanding         remaining available for
                                outstanding options,         options, warrants and        future issuance under
                                warrants and rights          rights                       equity compensation plans
                                                                                          (excluding securities
                                                                                          reflected in column (a))
                                (a)                          (b)                          (c)
------------------------------- ---------------------------- ---------------------------- ----------------------------
Equity compensation plans                2,687,500                      $1.08                       812,500
approved by security holders
------------------------------- ---------------------------- ---------------------------- ----------------------------
Equity compensation plans not            2,200,000(1)                   $0.55
approved by security holders
------------------------------- ---------------------------- ---------------------------- ----------------------------
Total                                    4,887,500
------------------------------- ---------------------------- ---------------------------- ----------------------------

(1) Securities were issued pursuant to individual compensation arrangements in lieu of compensation or as consideration for continued services to the company despite account payment delinquencies. The material terms of the warrants vary, however the warrants are all fully vested, their exercise period ranges between 3 to 5 years and they have exercise prices ranging between $0.40 and $0.75 per share.

PURCHASES OF EQUITY SECURITIES

During the fiscal year ended March 31, 2005, we did not purchase any outstanding shares of our common stock, nor did any person or entity purchase any of our outstanding equity securities on our behalf.

RECENT SALES OF UNREGISTERED SECURITIES

During the fiscal year ended March 31, 2005, we made the following sales of unregistered securities which were exempt from registration under the Securities Act of 1933 (the "Act") as foreign offerings under Regulation S under the Act or as nonpublic offerings under Section 4(2) of the Act and Rule 506 thereunder as private sales of unregistered securities.

TYPE OF SALE                        DATE RANGE              PRICE                 AMOUNT RECEIVED         SHARES ISSUED
------------                        ----------              -----                 ---------------         -------------
Private Placement
under Regulation S (1)            4-5-04 to 8-16-04     $0.33 to $0.50                  $541,400              1,439,048
Private Placement (2)                  7-23-04              $0.40                       $190,000              4,750,000
Conversion of existing
Convertible Notes (3)            8-30-04 to 12-31-04      $0.07143                       $43,985                624,340
Fees for services                 4-1-04 to 3-31-05     $0.40 to $0.97                  $223,858                240,950
Issuance of Stock to Directors        12-31-04              $0.75                          N/A                   60,000

----------
(1) We raised $541,400 from the sale of shares of common stock to investors outside of the United States pursuant to Regulation S at varying market prices per share, based on a 60% discount from the offering price on the date of the investment. A 10% cash finders/referral fee was paid was paid to Atlantic International Capital on $507,400 of the proceeds of the Reg. S offering. $34,000 we received from an accredited foreign investor under the same terms as the remaining Regulation S investors.
(2) We raised $190,000 in a private placement to accredited investors from the sale of units consisting of one share of common stock and one stock purchase warrant at $0.40 per unit. The warrants are exercisable at $0.40 for a period of two years. In January of 2006 the board of directors authorized a three year extension of these warrants.
(3) Between May 27, 2003 and July 9, 2003 we made a private sale of convertible notes to our existing shareholders and employees. We raised $86,700 on this offering, converted $48,000 owed in directorship fees to two of our outside directors and converted $59,000 in accrued employee salary into these notes. The notes bear interest at 4.5% and became payable at the end of 2004. The remaining outstanding notes have been extended through December 31, 2006.

Subsequent to the end of our fiscal year 2005, we made the following sales of unregistered securities which were exempt from registration under the Securities Act of 1933 (the "Act") as nonpublic offerings under Section 4(2) of the Act and Rule 506 thereunder.

TYPE OF SALE                        DATE RANGE          AVERAGE PRICE             AMOUNT RECEIVED         SHARES ISSUED
------------                        ----------          -------------             ---------------         -------------
Private Placement (1)             1st Quarter 2006          $0.0843                   $66,600                  790,036
Private Placement (2)             2nd Quarter 2006           $0.11                    $90,000                  818,182
Private Placement of
Convertible Notes (2)             2nd Quarter 2006           $0.22                   $315,000                    -0-
Private Placement (3)             3rd Quarter 2006           $0.20                   $465,500                2,327,500
Private Placement (4)             4th Quarter 2006           $0.20                   $545,000                2,725,000
Convertible Notes (5)                 10-7-05              $0.07143                   $16,515                  231,200
Fees for services (6)             4-1-05 to 5-19-05     $0.25 to $0.50               $336,879                  883,518
Issuance of Stock to Directors        12-31-05              $0.60                       N/A                     60,000

----------
(1) In the quarter ended June 30, 2005, we raised $66,600 from the sale of shares of common stock to accredited investors at an average price of $0.0843 per share.
(2) In the quarter ended September 30, 2005, we raised $90,000 from the sale of shares of common stock to accredited investors at an average price of $0.11 per share. In the same period, we issued $365,000 in convertible notes that are secured by a security interest in all of our intellectual properties. The notes become due in July 2006, bear interest at 15% per annum and are convertible into common stock at $0.22 per share. The investors in the notes were also issued warrants to purchase four shares of common stock for every dollar loaned to the Company. These warrants have a term of four years and are exercisable at $0.50 per share. The Company received $315,000 in cash from investors from the sale of these notes and warrants and a $50,000 note due to Transpirator LLC bearing interest at 4% per annum and maturing on the closing of a $1 million anticipated bridge financing through Burnham Hill Partners was exchanged on the same terms as the cash investors received. Transpirator LLC is owned in part by Messrs. Signorelli and Romano, who until April 25, 2006, were directors of our Company.

(3) In the quarter ended December 31, 2005, we raised $465,500 in a private placement to accredited investors from the sale of units consisting of one share of common stock and one stock purchase warrant at $0.20 per unit. The warrants are exercisable at $0.50 for a period of three years.
(4) In the quarter ended March 31, 2006, we raised $285,000 under the same private placement to accredited investors as in the prior period. In a subsequent private sale to four accredited investors we also raised an additional $260,000 from the sale of units consisting of one share of common stock and two stock purchase warrants at $0.20 per unit. The warrants are exercisable at $0.50 for a period of three years.
(5) See note (3) under RECENT SALES OF UNREGISTERED SECURITIES
(6) From April 1, 2005 through May 19,2006 we converted trade debt and issued common restricted shares of our stock for services. These payments included 200,000 shares to our prior auditors, Eisner LLC as $90,000 payment in settlement of our outstanding invoices with them. This settlement included our agreement to pay Eisner LLC an additional future payments of $50,000 in cash. We also converted $96,520 into 386,080 shares that was owed to one of our European consultants at $0.25 per share. We paid other consultants 100,000 shares for equipment and software development at $0.50 per share. We also paid a consultant $19,359.50 in 77,438 shares at $0.25.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of our financial condition and results of operations and cash flows should be read together with our financial statements and related notes provided in Item 7 below. The following discussion (as well as statements in Item 1 above and elsewhere) contains forward-looking statements within the meaning of the Private Securities Litigation Act of 1995 that involve risks and uncertainties. Specifically, the forward-looking statements relate to our strategy described in Item 1 including the possibility of entering into strategic partnerships, alliances, and collaborations, our prospects for our technologies and intellectual property including the boost in detectability in the signal amplification methods under development, our plans and expectations regarding commercialization and marketing efforts, our ability to create and market products and services based on our technologies, the anticipated need, desirability, and demand for our technologies and any products or services based on such technologies, our need to raise additional capital from external sources, our ability to generate cash to internally fund some of our working capital needs, industry and regulatory trends, future advertising, public relations, and marketing costs and expenditures as well as the prospect of a positive return on investment from such costs and expenditures by their generation of revenue, future research and development, the amount of funds needed over the next 12 months, our future liquidity, anticipated employment levels for 2006 and 2007, and our anticipated capital assets expenditures. Additionally, words such as "anticipates," "expects," "believes," "plans," "could," "may," and similar words and phrases identify forward-looking statements.

Some or all of the results anticipated by these forward-looking statements may not occur. Forward-looking statements involve known and unknown risks and uncertainties, including but not limited to, trends in the biotechnology, healthcare, and pharmaceutical sectors of the economy; competitive pressures and technological developments from domestic and foreign genetic research and development organizations, which may affect the nature and potential viability of our business strategy; private or public sector demand for products and services similar to what we plan to commercialize; unpredictable or unforeseen changes in the state of the art in genetic analysis, sequencing, testing, and therapy; the risk of altered or increased governmental regulation relating to genetics, genetic analysis, drugs, pharmaceuticals, and medical devices, as well as currently unregulated, or minimally regulated, substances and processes, and their impact on our costs and expenses, and on our potential commercialization of our technologies; altered or increased regulation impacting the cost or our ability to store, handle, ship and control substances and materials; our ability to attract and retain qualified and competent scientific and management personnel; the availability, costs and terms of financing, including the risk of rising interest rates and its potential impact on our future cost of capital and the future market price of our common stock. Additionally, see the discussion contained in "Risk Factors". We disclaim any intention or obligation to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

CRITICAL ACCOUNTING POLICIES

The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The Securities and Exchange Commission (SEC) has defined a company's critical accounting policies as the ones that are most important to the portrayal of the company's financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. We believe that our estimates and assumptions are reasonable under the circumstances; however, actual results may vary from these estimates and assumptions. We have identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. For a further discussion of our significant and critical accounting policies, please see Item 7 - "Financial Statements" Note 1.

REVENUE RECOGNITION

We expect, once we commence marketing and sales activities, to recognize revenue from sales of our testing services and other products when goods are shipped and title or risk of loss resides with the end customer.

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

OVERVIEW

Fiscal 2005 saw a fundamental change in the financial reporting nature of the company. Highlights were:

     o We have determined that our prior financial statements should have been presented on the basis that we were a development stage enterprise. This necessitated an audit of CyGene, Inc. from its inception in 1995, has delayed our filing of this Report and affected our ability to raise additional capital as described below under "Liquidity and Capital Resources."

     o Under generally accepted accounting principles, the financial statements and other financial information contained in this report are those of CyGene, Inc.

     o CyGene, Inc. did not generate any revenue for the period ending March 31, 2004 and has concentrated its efforts on taking steps to be able to commercialize its products. It has been severely hampered by the lack of working capital. For the first quarter of our fiscal year 2007 CyGene, Inc. recorded revenue from the sale of its products and services

OUR CONSOLIDATED RESULTS OF OPERATIONS

We recognized no revenue in the fiscal years ended March 31, 2005 and 2004, but incurred substantial costs related to our operations as a development stage company. Total operating expenses for the fiscal years ended March 31, 2005 and 2004 were $3,316,148 and $3,045,068 respectively. The major components of these expenses are detailed and discussed below:

                                        FISCAL YEAR           FISCAL YEAR
                                            ENDED                 ENDED
                                       MARCH 31, 2005         MARCH 31, 2004      CHANGE (1)       % CHANGE
                                       --------------         --------------      ----------       --------
Compensation and related
taxes and benefits                          $575,429            $896,331           $(320,902         -35.8%

Consulting and professional fees           1,422,821             958,154             464,667          48.5%

Research and development                     456,193             233,699             154,909          95.2%

Patent Expense                                73,870             434,803            (360,933)       -488.6%

Advertising and public relations             157,150             224.506             (67,356)        -30.0%

Interest                                     380,416             164,235             216,181         131.6%

----------
(1) Change in total dollars from period to period.

The decrease in compensation and related taxes and benefits primarily relate to the issuance of common stock to our chief executive officer in our fiscal year ending March 31, 2004, in lieu of cash compensation. Beneficial conversion charges on the non-cash compensation and option expenses taken in fiscal 2004 were due to Mr. Munzer's conversion of one and one half years of deferred compensation into common stock in July of 2003. Our employment level remained constant between fiscal years 2004 and 2005; headcount additions for fiscal year 2006 have increased and are anticipated to further increase.

Consulting and professional fees include the costs of legal, consulting, accounting and auditing services provided to us. The bulk of these expenses relate to accounting and consulting fees incurred as we required substantial external assistance by consulting firms in constructing and compiling our records to undertake and complete the two recent from inception audits, as well as the legal fees, audit fees and other costs of being a reporting company. While we are unable to estimate future costs of this nature with any degree of certainty, we believe that future audits will be limited to a one-year period when the Company transitions from development stage to operating status. We also intend to retain a limited number of skilled employees to reduce the need for extensive assistance from outside law firms, consultants and accounting professionals.

Research and development costs relate to product development efforts, such as has been conducted on optimizing the methods for the genetic profiling services and automating them on our robotic platform as well as the software algorithm development for our knowledgebase reporting system. The costs in fiscal year 2005 reflect product related software and reagent development for our predictive genomics products. In the future, we expect to incur increased R&D expenditures as we roll out new predictive genomic products and release the second generation knowledgebase that reports our anonymous results. We also anticipate funding further work on our HP diagnostic applications and STE technologies.

Patent expenses relate to patent generation, formation, application and maintenance, as well as costs incurred to protect, enhance or dissolve our interest in any such patent instrument. The fees paid in 2005 reflect management's focus on converting our substantial investments in our patent portfolio into commercially marketable products. These expenses primarily represent services received from specialized law firms during fiscal year 2005, and management expects the level of these expenses to increase over the coming periods due to increased maintenance costs and the protection of new intellectual properties. The dramatic decrease from fiscal year 2004 to 2005 is attributable to the conversion of two payables to two of our patent law firms. At the merger on September 30, 2003 our current intellectual property law firm was owed $527,683 and we owed our prior intellectual property law firm $381,134.. To settle such debt, at the closing of the merger in the second quarter of 2004, we paid our current law firm $75,000 in cash and the law firm converted $263,527 of its debt into our equity at the rate of one share of Class A Common Stock for every $0.75 of such debt, which resulted in 351,369 common shares being issued. We issued this firm a new note for the balance owed of $189,156, which became payable six months following the closing of the merger. This note is currently in default. To settle our debt with our prior patent attorneys, at the closing of the merger, we paid $20,000 in cash and that firm converted $361,134 into equity also at the rate of one share for every $0.75 of such debt which resulted in 481,512 shares common stock being issued.

In the future, we expect that we that we will incur increased advertising and public relations expenditures in connection with our efforts to create promotional materials, ranging from brochures, trade show collateral materials, and broadcast media to internet based applications, for formally presenting our corporate and research and development history, significant partners, and our management and operations, to potential customers, partners and investors. These efforts were begun in late fiscal 2003 and were significantly increased during the course of fiscal year 2004 however, due to the extraordinary drain on our capital and personnel resources due to our two from inception audits these expenditures were reduced during 2005, resulting in a decrease in these costs compared to the prior year period. As we expect to continue our efforts to introduce our technologies into the commercial market, we anticipate these types of marketing and public relations costs will increase in the future periods.

Interest expense was $380,416 and $164,235 for the fiscal years ended March 31, 2005 and 2004, respectively. The increase for our fiscal year 2005 is attributable to the increased level of debt financings.

Rent expense was $125,265 and $43,507 for the fiscal years ended March 31, 2005 and 2004, respectively. The increase for our fiscal year 2005 is attributable to rent and deposits paid on a new facility that we were unable to build out and occupy in early 2005 when our inability to file compliant financial statements cost us our OTC:BB listing and an anticipated $5 million financing. We have also recorded a $149,235 contingent liability for the breach of the lease agreement. Management believes that this contingent liability will not come to bear because the landlord of this property did not actively seek to lease the space after our abandonment, but rather chose to attempt to sell the property.

LIQUIDITY AND CAPITAL RESOURCES

From inception, we have largely relied on financing from outside parties to fund operations. We believe as a result of our working capital deficits and the uncertainty related to the timing of our planned commercialization of our technologies into viable and marketable products and services, we will be required to obtain additional external capital funding. We believe such additional capital is necessary to fund our operating expenses, to make capital expenditures, to service our debt, and to execute anticipated marketing and research and development plans. We believe that if we cannot obtain additional funding, the commercialization of our products may not provide the Company with adequate revenues to continue operations and meet its obligations. As of March 31, 2005, we had a working capital deficit of $2,976,701 and cash on hand was $95,617. As of May 19, 2006, our cash balances were approximately $223,000.

During the fiscal year ended March 31, 2005, we raised $671,107 from private placements of our common stock and received $676,400 in debt financing from outside parties. The description and terms of these sales are described in Part II, Item 5 of this filing. During the year, we employed these resources to fund operating activities, acquire $70,059 in property and equipment, and repay $1,000 in notes payable. Additionally, we converted $43,985 of accrued interest and notes payable into common stock at $0.07143 per share.

Subsequent to the end of the fiscal year, in the quarter ended June 30, 2005, we raised $66,600 from the sale of shares of common stock to accredited investors at an average price of $0.0843 per share. In the quarter ended September 30, 2005, we raised $90,000 from the sale of shares of common stock to accredited investors at an average price of $0.11 per share. In the same period, we issued $365,000 in convertible notes that are secured by a security interest in all of our intellectual properties. The notes become due in July 2006, bear interest at 15% per annum and are convertible into common stock at $0.22 per share. The investors in the notes were also issued warrants to purchase four shares of common stock for every dollar loaned to the Company. These warrants have a term of four years and are exercisable at $0.50 per share. In the quarter ended December 31, 2005, we raised $465,500 in a private placement to accredited investors from the sale of units consisting of one share of common stock and one stock purchase warrant at $0.20 per unit. The warrants are exercisable at $0.50 for a period of three years. In the quarter ended March 31, 2006, we raised $285,000 under the same private placement to accredited investors as in the prior period. In a subsequent private sale to four accredited investors we also raised an additional $260,000 from the sale of units consisting of one share of common stock and two stock purchase warrants at $0.20 per unit. The warrants are exercisable at $0.50 for a period of three years.

We intend to commence a private offering to raise $1 million after the filing of this annual report with the SEC. The proceeds of this offering would allow us to repay the notes payable that are becoming due and continue to fund our operations through the end of our third quarter ending 2007. We intend to continue to seek additional financing until such time as our revenues exceed our expenditures. There are no assurances that we will be able to complete these offerings of our common stock in July 2006.

We anticipate that an additional $3 million may be required to meet our operating requirements during the next 12 months ending our first quarter 2008, although there can be no assurances that this amount will be available or sufficient. Alternately, we may be able to sustain ourselves and meet our current obligations from the sale of our products. Management believes that with an infusion of $1 million in capital and the successful launch of our predictive genomics product line that is now beginning to generate sales, significant revenues can be achieved with the infrastructure we have in place at this time. A considerable amount of our current and short term obligations are structured as convertible debt. Management believes that some, if not all, of these obligations could be satisfied through their conversion into our common stock as provided for in the original notes payable issued by the Company. We are able to offer repayment to force the conversion of such notes and intend to use the proceeds of our next offering to do so. Management further believes, that if the Company is able to formalize distribution agreements with large product distributors, the revenues from such agreements may result in the ability of the Company to continue operations without any further significant capital infusions beyond the planned $1 million offering. With the filing of this Form 10-KSB the Company has completed a ten-year inception audit. The completion of this audit has distracted management and cost the company significant expenses please see
Item 14 Audit Fees. The company is continuing to work on completing and filing its subsequent reports on Form 10-QSB for the subsequent three quarters. Management believes that by the company completing this audit and the subsequent reports on Form 10-QSB, it will be able to focus its resources on operations and revenue generation.

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Additionally, unless we raise at least $1,000,000 or generate the equivalent in gross profit from the sale of our products, we will not be able to remain operational over the next 6 months even if we scale back our operations. There can be no assurances that we will be successful in raising any funds in the contemplated offering of our securities or that our revenues will be sufficient to sustain operations. Any significant shortfall may result in the further delay, scaling back or elimination of some or all of our research and development activities and other operations planned or currently underway.

If we raise at least $3,000,000 from other sources, we believe, based on our current expectations and plans, that sufficient capital will be available to fund our cash requirements through the end of our first quarter of fiscal year 2008. Actual cash requirements may depend on many factors, including particularly the scope and pace of product sales and marketing, research and development efforts and the level of success in entering into strategic alliances. Additionally, we are seeking to hire employees and retain consultants by compensating them in part with grants of common stock, stock options and warrants. To the extent that the market price of our common stock remains low and liquidity is limited, we believe we may encounter difficulty in employing and retaining skilled individuals and outside consultants.

We also expect to generate additional funds by providing genetic profiling services that will be sold through retail distributors and directly to the public. We have realized our first revenues in our ten year history from the sale of these products in our first quarter 2007. As of May 19, 2006 we have received approximately $130,178 in revenue from these sales. We also expect to continue to seek external funds from collaborations with other biotechnology companies and with pharmaceutical companies, and potentially from other debt, equity and lease financings. We anticipate the key factors affecting our future sources of internal and external funding to be:

     o the success of regaining our OTC:BB listing by becoming current in our financial filing requirements with the SEC,

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

RISK FACTORS

The following factors affect our business and the industry in which it operates. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known or those that we currently consider immaterial may also have an adverse effect on our business. If any of the matters discussed in the following risk factors were to occur, our business, financial condition, results of operations, revenues or prospects could be materially adversely affected.

GOING CONCERN OPINION.

Our independent accountants have indicated in their report on our financial statements that there is substantial doubt about our ability to continue as a going concern. If we cannot raise the necessary capital or generate the revenues to permit us to pay our liabilities and our ongoing operating costs, we will not be able to launch our business and be required to cease operations.

WE ARE A DEVELOPMENT STAGE COMPANY AND HAVE LIMITED REVENUE FROM COMMERCIALIZED PRODUCTS.

We are in the development stage and have completed development of a product line. We have begun commercialization of our predictive genomic products however other technologies we are developing may require significant additional capital. Our viability, profitability and growth will depend upon successful commercialization of products and technologies resulting from our research and product development activities. Further, as a development stage company, we have a limited operating history upon which an evaluation of our prospects can be made. Such prospects must be considered in light of the risks, expenses and difficulties frequently encountered in the shift from development to commercialization of new products based on innovative technology. See "Management's Discussion & Analysis" and Consolidated Financial Statements.

BECAUSE THE PRODUCTS THAT WE HAVE DEVELOPED ARE BASED ON NEW TECHNOLOGIES, THE MARKET MAY NOT BE RECEPTIVE TO THESE PRODUCTS UPON THEIR INTRODUCTION.

The commercial success of any of our products will depend upon their acceptance by consumers as useful, cost-effective and safe. Many of the products that we are developing are based upon technologies that are relatively new. As a result, it may be more difficult for us to achieve market acceptance of our products. Our efforts to educate the consumer on these potentially unique approaches may require greater resources than would be typically required for products based on conventional technologies.

BECAUSE WE HAVE LIMITED MANUFACTURING EXPERIENCE, WE ARE DEPENDENT ON THIRD-PARTY MANUFACTURERS TO MANUFACTURE PRODUCT COMPONENTS FOR US AND IF WE CANNOT RELY ON THIRD-PARTY MANUFACTURERS, WE WILL BE REQUIRED TO INCUR SIGNIFICANT COSTS AND DEVOTE SIGNIFICANT EFFORTS TO ESTABLISH OUR OWN MANUFACTURING FACILITIES AND CAPABILITIES.

We have limited raw material manufacturing experience and rely on third party manufacturers to supply us with reagents, laboratory disposables, consumables and printing materials. We currently rely upon third parties to produce these materials for various components of our products and expect to continue to do so in the future. We may have difficulty finding manufacturers for our products with adequate capacity for our needs. If we are unable to arrange for third party manufacturing of our products on a timely basis, or to do so on commercially reasonable terms, we may have to manufacture these items and components ourselves.

WE HAVE NO EXPERIENCE SELLING, MARKETING OR DISTRIBUTING PRODUCTS AND NO INTERNAL CAPABILITY TO DO SO.

We will face competition with respect to commercial sales, marketing and distribution. These are areas in which we have no experience. To market any of our products directly, we would need to develop a marketing and sales force with technical expertise and with supporting distribution capability. In particular, we would need to recruit a large number of experienced marketing and sales personnel. Alternatively, we could engage a pharmaceutical or other healthcare company with an existing distribution system and direct sales force to assist us. However, to the extent we enter into such arrangements, we would be dependent on the efforts of third parties for our sales. If we are unable to establish sales and distribution capabilities, whether internally or in reliance on third parties, our business would suffer materially.

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

IF A NATURAL OR MAN-MADE DISASTER STRIKES OUR FACILITIES, IT COULD DELAY DELIVERY OF OUR PRODUCTS AND SERVICES AND ADVERSELY AFFECT OUR COMMERCIAL SALES.

We are developing our products in our facility located in Coral Springs, Florida. We also perform all of our diagnostic services in our laboratory in the same location in Coral Springs, Florida. The facility and the equipment we use for our products and diagnostic testing would be costly to replace and could require substantial lead time to repair or replace. Our facility may be harmed by natural or man-made disasters, including, without limitation, tornados, hurricanes, floods, fires and power outages, and in the event they are affected by a disaster, our development and commercialization efforts would be delayed. Although we possess insurance for damage to our property and the disruption of our business from casualties, this insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all.

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

ALTHOUGH WE ARE NOT CURRENTLY SUBJECT TO COMPREHENSIVE FDA REQUIREMENTS, THE FDA REGULATIONS MAY CHANGE OR BE INTERPRETED TO REQUIRE THAT OUR PRODUCTS REGULATIONS COMPLY WITH FDA REGULATIONS , WHICH ARE COSTLY AND TIME CONSUMING TO COMPLY WITH; IF WE FAIL TO COMPLY WITH THESE REQUIREMENTS, WE COULD BE SUBJECT TO ADVERSE CONSEQUENCES AND PENALTIES.

The testing, manufacturing, labeling, advertising, promotion, export and marketing of our products may become subject to extensive regulation by governmental authorities in Europe, the United States and elsewhere throughout the world. In general, submission of materials requesting permission to conduct clinical trials may not result in authorization by the FDA or any equivalent foreign regulatory agency to commence clinical trials. Further, permission to continue ongoing trials may be withdrawn by the FDA or other regulatory agency at any time after initiation, based on new information available after the initial authorization to commence clinical trials. In addition, submission of an application for marketing approval to the relevant regulatory agency following completion of clinical trials may not result in the regulatory agency approving the application if applicable regulatory criteria are not satisfied, and may result in the regulatory agency requiring additional testing or information.

Any regulatory approval of a product may contain limitations on the indicated uses for which the product may be marketed or requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product. Any product for which we obtain marketing approval, along with the facilities at which the product is manufactured, any post-approval clinical data and any advertising and promotional activities for the product will be subject to continual review and periodic inspections by the FDA and other regulatory agencies.

Both before and after approval is obtained, violations of regulatory requirements may result in:

     o the regulatory agency's delay in approving, or refusal to approve, an application for approval of a product; o restrictions on such products or the manufacturing of such products;

     o    withdrawal of the products from the market;

     o    warning letters;

     o    voluntary or mandatory recall;

     o    fines;

     o    suspension or withdrawal of regulatory approvals;

     o    product seizure;

     o    refusal to permit the import or export of our products;

     o    injunctions or the imposition of civil penalties; and

     o    criminal penalties.

IF WE FAIL TO RAISE SUFFICIENT CAPITAL IN PRIVATE PLACEMENTS, WE MAY NOT BE ABLE TO REMAIN OPERATIONAL.

If we do not receive sufficient funds from the offering of our shares in private placements, debt financings or from the sale of our products, we may not be able to remain in business

WE MAY NOT BE ABLE TO RAISE ADDITIONAL NEEDED CAPITAL OR FINANCING.

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

OUR INTELLECTUAL PROPERTY IS SUBJECT TO LIENS AND COULD BE LOST IN FORECLOSURE .

Our intellectual property is subject to a first priority secured loan in the amount of $211,040 held by Equine Diagnostics LLC bearing interests at the rate of Citibank prime rate. The loan becomes due on December 31, 2006 or on default of the second lien position. A second priority secured loan in the amount of $365,000 exists that is held by Transpirator LLC and certain other investors bearing interest at 15% per annum and due on July 7, 2006. The first security lien is convertible into our common stock at 1-1/4% of total diluted company stock for every $100,000 debt. The second position lien is convertible into our common stock at $0.22 per share, respectively. We may not be able to offer repayment of these loans when they become due, and there is no assurance that we will be able to extend or replay these loans or persuade the holders to convert them into common stock. If we cannot extend or repay these loans when they become due or induce the holders to convert them into common stock, we would default and potentially lose all our intellectual properties upon foreclosure.

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

BECAUSE OUR COMMON STOCK IS NOT LISTED ON A STOCK EXCHANGE OR NASDAQ, INVESTORS MAY BE UNABLE TO RESELL THEIR SHARES.

Since our common stock only trades on pink sheets and has extremely limited trading volume, your ability to sell your common stock may be severely restricted. Even if we are able to have our common stock again quoted on the Over-the-Counter Bulletin Board, that trading market is also illiquid. Accordingly, investors must be able to hold their investment for an indefinite period and to bear the financial risk of losing their entire investment.

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

ITEM 7. FINANCIAL STATEMENTS.

                            CYGENE LABORATORIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        CONSOLIDATED FINANCIAL STATEMENTS
                          AS OF MARCH 31, 2005 AND 2004

SEE F PAGES AT THE END OF THIS REPORT WHICH ARE INCORPORATED HEREIN BY REFERENCE

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE, WHICH ARE INCORPORATED HEREIN BY REFERENCE.

As we previously reported in our Form 8-K filed on August 9, 2005, we dismissed Eisner LLP as our principal auditors and as reported in our Form 8-K on September 7, 2005, we reengaged Brimmer, Burek & Keelan LLP as our principal auditors. The decision to change principal accountants was approved by the Board of Directors. We had not consulted with Brimmer, Burek & Keelan LLP on any matter during fiscal year 2005 or after their prior dismissal as our principal accountant on April 29, 2004.

Brimmer, Burek & Keelan LLP's reports on our consolidated financial statements for the fiscal years ended March 31, 2002 and 2003 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to audit scope, or accounting principles, except that Brimmer, Burek & Keelan LLP's report was modified by the inclusion of an explanatory paragraph addressing the ability of the company to continue as a going concern. During fiscal 2003 and 2002, there have been no disagreements with Brimmer, Burek & Keelan, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Brimmer, Burek & Keelan LLP, would have caused it to make reference to the subject matter in connection with its reports on our consolidated financial statements for such years, nor have there been any reportable events as listed in Item 304(a)(1)(v) of Regulation S-B. However, because our prior financial statements were not presented on the basis that CyGene is in the development stage, we have included the effects of reporting on a development stage basis in the financial statements included in this Form 10KSB for the periods ending March 31, 2005, 2004 and from inception through March 31, 2005. In addition, the financial statements for March 31, 2005 and 2004 and from inception to March 31, 2005 reflect certain gifts of shares by officers of the company to vendors and employees for the benefit of the company in the approximate amount of $1,900,000 which were not previously reflected in CyGene's financial statements.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS

         NAME                 AGE                  POSITION
         ----                 ---                  --------

Martin Munzer                 53       Chairman of the Board, CEO, and CFO
Peter J. Laurence             62       Vice President of Business Development
Stanley Satz                  62       Member of the Board of Directors

Martin M. Munzer has been our CEO, CFO, and Chairman of the Board of Directors since September 30, 2003, the date of our merger. From 1999 to the present, he was and is the CEO and CFO of CyGene, Inc. He joined CyGene in August 1997 as Vice President.

On January 20, 2006, Peter J. Laurence joined our Company as Vice President of Business Development. Mr. Laurence has more than thirty years of strategic planning, marketing, product development and sales experience in the manufacturing, retail, direct sales banking and technology industries. Highlights include the establishment of new business as well as strategic planning and venture development consulting with a variety of large and small, private and public companies including General Electric Corp, eFunds Corporation, Lowes and Visioneering Inc. Mr. Laurence joined eFunds Corporation on April 23rd, 2001, as a Divisional Vice President Retail Sales and was with eFunds through November 29, 2002. He has since been self employed doing business as Pete Laurence Enterprises, Inc. Initially, Mr. Laurence will be responsible for establishing a variety of distribution channels as well as strategic planning for future product and service delivery systems.

Stanley Satz has been one of our directors since September 30, 2003, the date of our merger. From 1995 to present, he was and is President and Chief Scientific Officer of BioNucleonics, Inc., a privately held corporation in Miami, Florida. He has 20 years of experience in product development, including diagnostic and therapeutic radiopharmaceuticals, and led the development and GMP production of Strontium Chloride Sr-89, Injection, a therapeutic for treatment of cancer bone pain, approved by the FDA in 2003. This background has given him extensive experience in active pharmaceutical ingredient and materials characterization, and drug validation and discovery, moving drug candidates through to FDA approval including implementation of advanced engineering automation for medical device development and production. He graduated from the University of Miami with a B.S. in Engineering and BBA. After obtaining an MPA from Florida Atlantic University, he received his Ph.D. from the University of Ljubljana, Yugoslavia.

Previous experience with the SBIR program and the Advanced Technology Program of NIST led to multiple matters, including collaborations with Cardinal Health and the Boeing Radiation Effects Laboratory. He has also received grants from NATO, the U.S. Department of Energy, the United States Industry Coalition and the State of Florida. Satz has 8 awarded U.S. patents that include radiopharmaceutical, radioimmuno therapeutic and radioactive medical devices, and 6 pending patents. A former Adjunct Professor in the Department of Continuing Education of the University of Miami, he is Chairman of the Scientific Advisory Board at Florida Atlantic University, Boca Raton, FL, and serves on the Advisory Board of Florida International University's School of Engineering. He is also on the Board of Directors of Washington D.C. based non-profit United States Industry Coalition.

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

NAME                       FORM       DATE OF EVENT                   EXPLANATION
----                       ----       -------------                   -----------
Stanley Satz                4         January 5, 2004          Filed late on June 15, 2004 reporting as a single transaction

AUDIT COMMITTEE AND AUDIT COMMITTEE FINANCIAL EXPERT

Our board of directors has an audit committee, but does not have a nominating committee or compensation committee or any committees performing similar functions. Our plenary board presently performs similar functions as those commonly understood to be within the purview and competence of such committees generally. Our audit committee is comprised of Stanley Satz and Martin Munzer. Neither of Mr. Satz or Mr. Munzer has advised us that he is an audit committee financial expert within the meaning of the SEC's rules. We do not carry any Directors and Officers insurance due to the high cost of such coverage and our lack of resources. Thus we are unable to attract additional directors to serve on our Board and various committees.

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

NOMINATING COMMITTEE

We currently do not have any policy with regard to our consideration of any nominees or candidates for membership on our board of directors recommended by our security holders. We believe that the establishment of such a policy is within the purview of a nominating committee and would be included in a charter for such committee when and if established. Similarly, we do not have any specific qualifications for membership on a nominating committee or for a nominee or candidate for membership on our board of directors at this time, although we expect that any future nominating committee may implement such policies Currently, we do not pay a fee to any third party to identify or evaluate or assist in identifying or evaluating potential nominees to the board of directors. To our knowledge, the company has not received any requests from any security holder recommending any nominees or candidates to its board of directors.

CODE OF ETHICS

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our code of ethics was filed with the SEC as an exhibit to our Form 10-KSB. A copy of our code of ethics may also be obtained by any person without charge by sending a written request addressed to: CyGene Laboratories, Inc., 7786 Wiles Road, Coral Springs, Florida 33067.

ITEM 10. EXECUTIVE COMPENSATION

The following table provides summary information for each of the last three fiscal years about all plan and non-plan compensation awarded to, earned by, or paid to certain persons who served as our executive officers during the most recent fiscal year ended March 31, 2005, or who earned more than $100,000 in salary and bonus.

SUMMARY COMPENSATION TABLE

                                        ANNUAL COMPENSATION         LONG-TERM COMPENSATION
                                 -------------------------------    --------------------------
NAME AND                                                            RESTRICTED    SECURITIES
PRINCIPAL           FISCAL                                          STOCK         UNDERLYING         LTIP         ALL OTHER
POSITION            YEAR         SALARY          BONUS     OTHER    AWARDS        OPTIONS/SARS       PAYOUTS     COMPENSATION
---------           ------       ------          -----     -----    ----------    ------------       -------     ------------
Martin Munzer,      2005         $214,708(1)
President and CEO   2004         $109,370(2)                                          --                           $375,000(2)
                    2003           $5,462(3)                                          --

----------
(1) Mr. Munzer's contractual annual salary for the fiscal year ended March 31, 2005 was $250,000. A balance of $35,292 remains unpaid and has been accrued.

(2) On July 9, 2003 the Company issued to Mr. Munzer 5,250,000 shares of common stock valued at $.07143 per share ($375,000) as payment of salary accrued in 2004, 2003 and 2002. $62,500 of the accrual applies to fiscal year 2004. $244,538 of the accrual applies to fiscal year 2003 and the remaining $67,962 were due from his fiscal year 2002 salary deferral. An additional unpaid balance of $29,999 was forgiven by Mr. Munzer. Mr. Munzer received $109,370 in cash during the period of July 9, 2003 through March 31, 2004. $66,899 of his contractual salary remained unpaid as of March 31, 2004 and has been accrued.

(3) Mr. Munzer's contractual salary for the year ended March 31, 2003, was $250,000, $5,462 of which was paid during the year (see (2) above).

OPTION GRANTS IN CURRENT FISCAL YEAR

The following table sets forth information regarding the grant of stock options to the named executive officers during the fiscal year ended March 31, 2005.

                       OPTIONS/GRANTS IN FISCAL YEAR 2005

                                                                PERCENT OF TOTAL
                                   NUMBER OF SECURITIES           OPTIONS/SARS
                                  UNDERLYING OPTIONS/SARS     GRANTED TO EMPLOYEES    EXERCISE OR BASE PRICE
             NAME                       GRANTED (#)              IN FISCAL YEAR               ($/SH)           EXPIRATION DATE
             ----                 -----------------------     --------------------    ----------------------   ---------------
Walter Witoshkin                         437,500                      100%                     $1.01               06-01-07

DIRECTOR COMPENSATION

On January 5, 2004, we adopted the Amended and Restated 2004 Stock Plan (the "Amended Plan") which provides for automatic grants of 100,000 shares of common stock to directors who are not employees or 10% stockholders. The grants occur upon adoption of the Amended Plan and upon election or appointment. Upon adoption, we issued 100,000 shares of restricted common stock to each of Raymond
J. Romano, Stanley Satz and John J. Signorelli. For each of these grants, 20,000 of such shares vested upon issuance, with the remaining 80,000 shares vesting in increments of 20,000 on each December 31 thereafter until fully vested, subject to continued service as directors.

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

EXECUTIVE EMPLOYMENT AGREEMENTS AND TERMINATION/CHANGE-IN-CONTROL ARRANGEMENTS

CyGene, Inc. has a seven year employment agreement with Martin Munzer which was entered into on April 13, 1999 and automatically renewed on its anniversary on April 13, 2006. The agreement provides for a base salary of $250,000 per year plus a performance bonus of 5% of net income with a cap of $750,000 for the first $100,000,000 in sales. If sales exceed $100 million the $750,000 bonus again applies for each additional $100 million in sales. He is entitled to standard company health insurance benefits and has use of a company car. The agreement does not provide for any additional automatic renewals. In the event that Mr. Munzer voluntarily terminates his employment or the board of directors terminates Mr. Munzer for materially neglecting his duties, committing fraud and dishonesty, or indictment for a felony, Mr. Munzer would be entitled to 12 months salary and benefits as severance pay. If the indictment does not result in a conviction, Mr. Munzer would be entitled to severance pay of salary and benefits which would have been paid for the period of time remaining under the term of the agreement.

January 20, 2006 Mr. Peter J. Laurence joined us as Vice President of Business Development. He is accruing a base salary of $100,000 on a quarterly basis and shall be paid, net of payroll taxes, once we have either received $1 million in debt or equity financing or once we have achieved quarterly annualized revenues of $1 million based on the most recent quarterly report. Upon execution of his agreement, Mr. Laurence was issued a signing bonus of 5-year warrants for the purchase of 650,000 shares of the common stock of our company, at an exercise price of $0.50 per share In addition, Mr. Laurence shall be entitled to a bonus of 2% of gross profit achieved through the sales of our products [gross profit is defined to be total revenue from sales minus the aggregate cost of product packaging and processing]. Such bonus shall be calculated at the end of each fiscal quarter and be paid in cash. In the event that we close one or more financing transactions whereby we raise capital through the issuance or sale of securities or through loans (or a combination thereof), which in the aggregate provides funds to us, of at least $2,500,000, his annual salary shall be increased to $240,000 per year effective for the balance of the term of his agreement. Said increase in base salary shall also take effect in the event that we derive annualized gross revenues in any quarter in excess of $1,500,000 and, in both cases, shall begin with the first quarter following the quarter where the qualifying revenues were booked, or in which the loans or other funding were received.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

------------------------------- ---------------------------- ---------------------------- ----------------------------
PLAN CATEGORY                   NUMBER OF SECURITIES TO BE   WEIGHTED-AVERAGE EXERCISE    NUMBER OF SECURITIES
                                ISSUED UPON EXERCISE OF      PRICE OF OUTSTANDING         REMAINING AVAILABLE FOR
                                OUTSTANDING OPTIONS,         OPTIONS, WARRANTS AND        FUTURE ISSUANCE UNDER
                                WARRANTS AND RIGHTS          RIGHTS                       EQUITY COMPENSATION PLANS
                                                                                          (EXCLUDING SECURITIES
                                                                                          REFLECTED IN COLUMN (A))*

                                (A)                          (B)                          (C)
------------------------------- ---------------------------- ---------------------------- ----------------------------
Equity compensation plans                2,687,500                      $1.08                       812,500
approved by security holders
------------------------------- ---------------------------- ---------------------------- ----------------------------
Equity compensation plans not            2,200,000(1)                   $0.55
approved by security holders**
------------------------------- ---------------------------- ---------------------------- ----------------------------
Total                                    4,887,500                      $0.84                       812,500
------------------------------- ---------------------------- ---------------------------- ----------------------------

(1) Securities were issued pursuant to individual compensation arrangements in lieu of compensation or as consideration for continued services to the company despite account payment delinquencies. The material terms of the warrants vary, however the warrants are all fully vested, their exercise period ranges between 3 to 5 years and they have exercise prices ranging between $0.40 and $0.75 per share.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of May 19, 2006, certain information with respect to our equity securities owned of record or beneficially by (i) each executive officer and director; (ii) each person who owns beneficially more than 5% of each class of our outstanding equity securities; and (iii) all directors and executive officers as a group.

                                               AMOUNT AND NATURE
                       NAME AND ADDRESS          OF BENEFICIAL       PERCENT
TITLE OF CLASS     OF BENEFICIAL OWNER (1)         OWNERSHIP        OF CLASS (1)
--------------     -----------------------     ------------------   ------------

Common Stock          Martin Munzer              8,599,109(2)         13.38%
                      7786 Wiles Road
                      Coral Springs, FL 33067

Common Stock          Stanley Satz                 100,000                *
                      9372 Harding Avenue
                      Surfside, FL 07004

Common Stock          Peter J. Laurence          7,305,000(3)         11.37%
                      8419 E. Cortez Street
                      Scottsdale, AZ  85323

Common Stock          Elliot Ramberg             3,316,931(4)          5.16%
                      1310 NW 64th Ave
                      Hollywood, FL  33024
All executive                                                         24.75%
officers and
directors as a group

----------
(1) Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act and unless otherwise indicated, and represents securities for which the beneficial owner has sole voting investment power or has the power to acquire such beneficial ownership within 60 days.

(2) These shares are held Mr. Munzer and his wife as tenants by the entireties. It includes 750,000 shares issuable upon the exercise of stock options.

(3) This represents 2,977,500 shares owned plus 4,327,500 shares issuable upon the exercise of warrants.

(4) Includes 1,221,366 shares of common stock owned by his wife Carol Ramberg, of which he is presumed to be the beneficial owner and 400,000 shares issuable upon the exercise of stock options. We are relying on our stock transfer records and information supplied by Mr. Ramberg. We do not know if Mr. or Mrs. Ramberg beneficially own any additional shares.

 *  Less than 1%

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Transpirator LLC (TTI LLC) was formed prior to the merger of CyGene, Inc. and Transpirator Technologies, Inc. (TTI) in September of 2003 for the purpose of acquiring all the assets and liabilities of TTI. The assets consisted primarily of a revenue generating royalty from a licensed patent and the liabilities consisted of legal and accounting costs. TTI shareholders received 15% of our equity in our merger. TTI LLC is managed by Mr. Raymond J. Romano, who until April 25, 2006 was a member of our Board of Directors. Both he and Mr. John Signorelli, who also resigned from our Board on the same date, own a significant interest in TTI LLC.

Messrs. Signorelli, Romano and TTI LLC made the following investments and loans into the company:

On July 31, 2003, TTI made a $100,000 loan to CyGene, Inc. It was structured as a convertible 5-year note, bearing 5% interest and convertible into our stock at $0.50 per share.

On September 12, 2003, Mr. Romano purchased through an affiliate, RKL Associates, in a private transaction 133,333 shares of our common stock for $20,000 ($0.15 per share).

On September 12, 2003, Mr. Signorelli purchased in a private transaction 33,333 shares of our common stock for $7,500 ($0.225 per share).

On September 25, 2003, Mr. Romano purchased through RKL Associates in a private transaction 44,444 shares of our common stock for $10,000 ($0.225 per share).

On December 31, of 2003, 2004 and 2005, Messrs. Signorelli and Romano were each granted 20,000 shares of common stock for each year of service on our Board of Directors.

On January 5, 2004, Messrs. Signorelli and Romano were each granted options to purchase 100,000 shares of common stock with 10-year expiration and a exercise price of $0.25 per share.

On January 12, 2004 Mr. Romano purchased through an affiliate, M&R Associates, in a private transaction 44,444 shares of common stock for $10,000 ($0.225 per share).

On February 23, 2004, Mr. Romano purchased through M&R Associates in a private transaction 44,444 shares of common stock for $10,000 ($0.225 per share).

On July 16, 2004, we borrowed $50,000 from TTI LLC to use as a deposit for our new facility. The loan, bearing interest at a rate of 4% per annum, was payable from the receipt of a proposed bridge loan financing. As additional consideration, we issued to TTI LLC a two year warrant to purchase 50,000 shares of our common stock at $.40 per share. The note was exchanged into a convertible secured note bearing 15% interest in July 2005 as described in item 5. The notes become due in July 2006 and are convertible into common stock at $0.22 per share. TTI LLC was also issued 200,000 warrants to purchase four shares of common stock. These warrants have a term of four years and are exercisable at $0.50 per share.

On January 13, 2005, we issued a note bearing 10% interest to TTI LLC in the amount of $50,000 it is convertible at $0.70 per share. As additional consideration, we issued a three-year warrant to purchase 20,000 shares of our common stock at $.80 per share.

On February 14, 2005, we borrowed $15,000 and issued 6,000 warrants on the same terms and conditions as the loan made in January 2005.

On February 22, 2005, we borrowed $35,000 and issued 14,000 warrants on the same terms and conditions as the loan made in January.

On July 11, 2005, TTI LLC purchased in a private transaction 452,381 shares of our common stock for $50,000 ($0.11 per share).

On October 18, 2005 TTI LLC purchased in a private transaction 250,000 units consisting of one share of our common stock and one warrant for $50,000. The warrants have a 3-year exercise period and an exercise price of $0.50 per share.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) EXHIBIT INDEX

EXHIBIT
NUMBER    DESCRIPTION
-------   -----------

2.1       Agreement and Plan of Merger - Incorporated by reference to Exhibit
          2.1 of company's 8-K/A filed October 10, 2003

2.2       Amendment to Merger Agreement

3.1       Articles of Incorporation of CyGene Laboratories, Inc.

3.2       By-laws of CyGene Laboratories, Inc.

4.1       Sample form of material Warrant

10.1 CyGene, Inc. Employment Agreement with Martin Munzer - Incorporated by reference to Exhibit 10.1 of company's 10-KSB filed September 17, 2004

10.2 Lease - Incorporated by reference to Exhibit 10.2 of company's 10-KSB filed September 17, 2004

10.3      2004 Amended Stock Option Plan- Incorporated by reference to Exhibit
          10.3 of company's 10-KSB filed September 17, 2004

10.4 Consulting agreement with Dr. Fred McCall-Perez - Incorporated by reference to Exhibit 10.4 of company's 10-KSB filed September 17, 2004

10.5 Consulting agreement with Dr. Barry Dvorchik - Incorporated by reference to Exhibit 10.5 of company's 10-KSB filed September 17, 2004

10.6      CyGene Laboratories, Inc. Employment agreement with Peter J. Laurence

10.7      Amended Operating Lease

10.8 Sample form of note pertaining to the liens on our intellectual property

10.9 Sample form of warrant pertaining to the liens on our intellectual property

10.10 Sample form of security agreement pertaining to the liens on our intellectual property

10-11     Consulting agreement with Valeo Partners

10-12     Consulting agreement with DX Innovations, Inc.

14 Code of Ethics - Incorporated by reference to Exhibit 99.1 of company's 10-KSB filed September 17, 2004

16 Letter on change of certifying accountant(1)- Incorporated by reference to Exhibit 16.1 of company's 8-K/A filed August 19, 2005

21 Subsidiaries - Incorporated by reference to Exhibit 21 of company's 10-KSB filed September 17, 2004

31 CEO and CFO certification required under Section 302 of the Sarbanes-Oxley Act of 2002

32 CEO and CFO certification required under Section 906 of the Sarbanes-Oxley Act of 2002

99.1 Ethical Guidelines - Incorporated by reference to Exhibit 99.1 of company's 10-KSB filed September 17, 2004
----------
(1) Incorporated by reference to Exhibit 16.1 of company's 8-K/A filed August 19, 2005

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

The aggregate fees billed for professional services rendered by our principal independent accountants for the audit of our annual financial statements included in our Form 10-KSB for the year ended March 31, 2005 were $214,052 as compared to $130,253 for the year ended March 31, 2004. Eisner LLP was our registered public accounting firm for fiscal 2004 while Brimmer, Burek & Keelan LLP was our independent accountant for fiscal 2002 and 2003.

Brimmer, Burek & Keelan LLP was reengaged to audit March 31, 2005 and 2004 through inception and has billed approximately $150,576 for those services after March 31, 2005 and through April 1, 2006.

AUDIT-RELATED FEES

We incurred $0 in audit related fees during the fiscal years ended March 31, 2005 and 2004.

TAX FEES

Our principal independent accountants billed us $0 for tax services for the years ended March 31, 2005 and March 31, 2004.

ALL OTHER FEES

Our principal independent accountants did not perform any other services for us during the fiscal years ended March 31, 2005 or 2004.

We have not adopted audit committee pre-approval policies and procedures.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this ___ day of May 2006.

                              CYGENE LABORATORIES, INC.

                              By: /s/ Martin Munzer
                                  -----------------
                              Martin Munzer, Chief Executive Officer


         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. SIGNATURES TITLE DATE ----- ----

/s/ Martin Munzer      Chairman of the Board of Directors Chief     May __, 2006
-----------------      Executive Officer, and Chief Financial
Martin Munzer          Officer


/s/ Stanley Satz       Director                                     May __, 2006
----------------
Stanley Satz

                            CYGENE LABORATORIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)


                        CONTENTS

PAGE      F-1   REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE      F-2   CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2005 AND 2004

PAGE      F-3   CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
                MARCH 31, 2005 AND 2004 AND PERIOD FROM OCTOBER 25, 1995
               (INCEPTION) THROUGH MARCH 31, 2005

PAGES     F-4   CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                FOR THE PERIOD FROM OCTOBER 25, 1995 (INCEPTION) THROUGH
                MARCH 31, 2005

PAGE      F-7   CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
                MARCH 31, 2005 AND 2004 AND PERIOD FROM OCTOBER 25, 1995
                (INCEPTION) THROUGH MARCH 31, 2005

PAGES     F-8   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of CyGene Laboratories Inc. (a development stage company)

We have audited the accompanying consolidated balance sheet of CyGene Laboratories, Inc. and subsidiaries (the "Company") as of March 31, 2005 and 2004, the related consolidated statements of operations and cash flows for the years then ended and the related consolidated statement of changes in stockholders' deficit for the period from October 25, 1995 (inception) through March 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of the internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CyGene Laboratories, Inc. and subsidiaries as of March 31, 2005 and 2004, and the results of their operations and their cash flows for the years then ended and the changes in stockholders' deficit for the period from October 25, 1995 (inception) through March 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company had a net loss of $3,697,127 for the year ended March 31, 2005, and had a working capital deficiency of $2,976,701 and a stockholders' deficit of $2,976,042 as of March 31, 2005. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern, which assumes the realization of assets and satisfaction of liabilities in the normal course of business, and does not include any adjustments that may result from the outcome of this uncertainty.

Brimmer, Burek & Keelan, LLP

Tampa, Florida
May 25, 2006

                            CYGENE LABORATORIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                                    MARCH 31


                                                                            2005              2004
                                                                        ------------      ------------
ASSETS

CURRENT ASSETS
Cash                                                                    $     95,617      $    145,839
Accounts receivable                                                              254             1,137
Other current assets, net                                                    247,260           139,204
                                                                        ------------      ------------
           Total Current Assets                                              343,131           286,180

PROPERTY AND EQUIPMENT, NET                                                   24,276            32,084

Other assets, net                                                             87,722           214,685
                                                                        ------------      ------------
TOTAL ASSETS                                                            $    455,129      $    532,949
                                                                        ============      ============

LIABILITIES AND STOCKHOLDERS DEFICIT

CURRENT LIABILITIES
Accounts payable                                                        $  1,205,545      $    593,093
Accrued salary and related benefits                                          675,297           517,105
Other accrued expenses                                                       213,828            29,934
Contingent lease liability                                                   149,235                --
Debt in default                                                              501,681            22,500
Notes payable and convertible debentures (current portion), net              574,246           486,257
                                                                        ------------      ------------

           Total Current Liabilities                                       3,319,832         1,648,889
                                                                        ------------      ------------
LONG-TERM DEBT

Notes payable and convertible debentures (non-current portion), net          111,339           154,592
                                                                        ------------      ------------
           Total Long Term Debt                                              111,339           154,592
                                                                        ------------      ------------
TOTAL LIABILITIES                                                          3,431,171         1,803,481
                                                                        ------------      ------------

Contingency                                                                       --                --

STOCKHOLDERS' EQUITY (DEFICIT)

Class A common stock, $.001 par value, 95,000,000 shares
authorized, 42,910,340 and 40,068,648 shares issued and outstanding           42,910            40,069
Class B common stock, $.001 par value, 10,000,000 shares
authorized, none issued and outstanding                                           --                --
Additional paid-in capital                                                19,171,904        17,224,161
Deferred compensation                                                             --           (46,114)
Deficit accumulated during development stage                             (22,185,189)      (18,488,062)
Other comprehensive loss                                                      (5,667)             (586)
                                                                        ------------      ------------
           Total Stockholders' Deficit                                    (2,976,042)       (1,270,532)
                                                                        ------------      ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                             $    455,129      $    532,949
                                                                        ============      ============

        See accompanying notes to the consolidated financial statements.

                            CYGENE LABORATORIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
      YEARS ENDED MARCH 31, 2005 AND 2004 AND PERIOD FROM OCTOBER 25, 1995
                       (INCEPTION) THROUGH MARCH 31, 2005

                                                     Year Ended       Year Ended     Inception through
                                                     March 31,         March 31,         March 31,
                                                       2005              2004              2005
                                                   ------------      ------------      ------------
OPERATING EXPENSES
Research and development                           $    456,193      $    233,699      $  3,623,484
General and administrative                            2,859,955         2,811,369        17,825,473
                                                   ------------      ------------      ------------
Total Operating Expenses                              3,316,148         3,045,068        21,448,957
                                                   ------------      ------------      ------------
LOSS FROM OPERATIONS                                 (3,316,148)       (3,045,068)      (21,448,957)
                                                   ------------      ------------      ------------
OTHER INCOME (EXPENSE)
Other income (expense)                                     (563)           12,720           604,570
Interest expense                                       (380,416)         (164,235)       (1,340,802)
                                                   ------------      ------------      ------------
Total Other Income (Expense)                           (380,979)         (151,515)         (736,232)
                                                   ------------      ------------      ------------
NET LOSS                                             (3,697,127)       (3,196,583)      (22,185,189)
                                                   ------------      ------------      ------------
OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation
adjustment                                               (5,081)           (1,648)           (5,667)
                                                   ------------      ------------      ------------
TOTAL COMPREHENSIVE (LOSS)                         $ (3,702,208)     $ (3,198,231)     $(22,190,856)
                                                   ============      ============      ============
Net loss per common share:
Basic and fully diluted loss per share             $       (.09)     $       (.11)               --
                                                   ============      ============      ============
Weighted average number of common shares:
Basic and fully diluted                              42,002,484        30,167,732
                                                   ============      ============      ============

        See accompanying notes to the consolidated financial statements

                            CYGENE LABORATORIES, INC.
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
              FOR THE PERIOD FROM INCEPTION THROUGH MARCH 31, 2005

                                                                                                        Additional
                                                   Class A Common Stock        Class B Common Stock       Paid-In
                                                   Shares        Amount       Shares          Amount       Capital
                                                -----------    ----------    ----------    ----------    ----------
Balance at March 31, 1995                                --    $       --            --    $       --    $       --

Common stock issued to founders                   2,958,633         2,959       268,967           269         4,841
Net loss                                                 --            --            --            --            --
                                                -----------    ----------    ----------    ----------    ----------
Balance at March 31, 1996                         2,958,633         2,959       268,967           269         4,841

Common stock issued for cash                        665,482           665        60,499            60       150,521
Common stock issued for services                     31,167            31         2,833             3        36,216
Net loss                                                 --            --            --            --            --
                                                -----------    ----------    ----------    ----------    ----------
Balance at March 31, 1997                         3,655,282    $    3,655       332,299           332       191,578

Common stock issued for cash                        387,231           387        35,203            35        91,033
Common stock issued for services                    308,000           308        28,000            28        77,714
Common stock issued for compensation              5,610,000         5,610       510,000           510     1,267,380
Net loss                                                 --            --            --            --            --
                                                -----------    ----------    ----------    ----------    ----------
Balance at March 31, 1998                         9,960,513         9,960       905,502           905     1,627,705

Common stock issued for cash                      3,338,463         3,338       303,497           303       574,626
Common stock issued for services                     44,000            44         4,000             4         9,952
Common shares issued by officers to employees
  for compensation                                       --            --            --            --       473,444
Net loss                                                 --            --            --            --            --
                                                -----------    ----------    ----------    ----------    ----------
Balance at March 31, 1999                        13,342,976        13,342     1,212,999         1,212     2,685,727

Common stock issued for cash                        851,382           852        19,217            20     3,448,578
Common stock issued upon conversion of debt          96,158            96            --            --        20,694
Common stock issued for services                     77,912            78           492             1       364,167
Options issued for Compensation                          --            --            --            --        83,500
Warrants issued in private placement of debt             --            --            --            --        35,995
Net loss                                                 --            --            --            --            --
                                                -----------    ----------    ----------    ----------    ----------
Balance at March 31, 2000                        14,368,428    $   14,368     1,232,708    $    1,233    $6,638,661

                                                                  Other                      Total
                                                 Accumulated  Comprehensive   Deferred    Stockholders
                                                   Deficit    Income (loss) Compensation     Deficit
                                                -----------    ----------    ----------    ----------
Balance at March 31, 1995                       $        --    $       --   $         --   $       --

Common stock issued to founders                          --            --             --        8,069
Net loss                                               (398)           --             --         (398)
                                                -----------    ----------    ----------    ----------

Balance at March 31, 1996                       $      (398)           --             --   $    7,671

Common stock issued for cash                             --            --             --      151,246
Common stock issued for services                         --            --             --       36,250
Net loss                                           (153,983)           --             --     (153,983)
                                                -----------    ----------    ----------    ----------
Balance at March 31, 1997                       $  (154,381)           --             --   $   41,184

Common stock issued for cash                             --            --             --       91,455
Common stock issued for services                         --            --             --       78,050
Common stock issued for compensation                     --            --             --    1,273,500
Net loss                                         (1,863,727)           --             --   (1,863,727)
                                                -----------    ----------    ----------    ----------
Balance at March 31, 1998                        (2,018,108)           --             --     (379,538)

Common stock issued for cash                             --            --             --      578,267
Common stock issued for services                         --            --             --       10,000
Common shares issued by officers to employees
for compensation                                         --            --             --      473,444
Net loss                                         (1,388,311)           --             --   (1,388,311)
                                                -----------    ----------    ----------    ----------






Balance at March 31, 1999                        (3,406,419)           --             --     (706,138)

Common stock issued for cash                             --            --             --    3,449,450
Common stock issued upon conversion of debt              --            --                      20,790
Common stock issued for services                         --            --             --      364,246
Options issued for Compensation                          --            --             --       83,500
Warrants issued in private placement of debt             --            --             --       35,995
Net loss                                         (2,387,986)           --             --   (2,387,986)
                                                -----------    ----------    ----------    ----------
Balance at March 31, 2000                       $(5,794,405)   $       --   $         --   $  859,857

See accompanying notes to the consolidated financial statements.

                            CYGENE LABORATORIES, INC.
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
        FOR THE PERIOD FROM INCEPTION THROUGH MARCH 31, 2005 (CONTINUED)

                                                                                                                Additional
                                                       Class A Common Stock         Class B Common Stock         Paid-In
                                                      Shares         Amount         Shares        Amount         Capital
                                                   -----------    -----------    -----------    -----------    -----------
Common stock issued for cash                           102,000    $       102             --    $        --    $   509,899
Common stock issued for services                        46,750             47             --             --        233,703
Common stock issued for conversion of debt             358,970            359             --             --         77,865
Options issued for services                                 --             --             --             --        183,500
Warrants issued in private placement of debt                --             --             --             --         33,042
Common shares issued by officers to employees
for compensation                                            --             --             --             --         65,625
Net loss                                                    --             --             --             --             --
                                                  ------------    -----------    -----------    -----------    -----------
Balance at March 31, 2001                           14,876,148    $    14,876      1,232,708          1,233      7,742,295

Common stock issued for conversion of debt              74,800             74             --             --         74,725
Common stock issued for services                       126,000            126             --             --        125,874
Common stock issued for conversion of accrued
salary and compensation                              1,881,167          1,881             --             --      1,879,286
Common stock issued for sale of equipment               10,000             10             --             --          9,990
Options issued for compensation                             --             --             --             --         75,000
Warrants issued in private placement of debt                --             --             --             --         78,530
Common shares issued by officers to creditors               --             --             --             --        267,800
Common shares issued by officers to consultants             --             --             --             --         50,000
Common shares issued by officers to employees
for compensation                                            --             --             --             --         27,500
Net loss                                                    --             --             --             --             --
Other comprehensive loss - foreign currency
translation                                                 --             --             --             --             --
                                                  ------------    -----------    -----------    -----------    -----------
Balance at March 31, 2002                           16,968,115         16,967      1,232,708          1,233     10,331,000

Common stock issued for cash                           457,700            458             --             --        228,392
Common stock issued for purchase of equipment          200,000            200             --             --         99,800
Common stock issued for services                       120,000            120             --             --         31,325
Common stock issued for conversion of debt              99,755            100             --             --         99,653
Warrants issued for services                                --             --             --             --         38,338
Common shares issued by officers to employees
for compensation                                            --             --             --             --        873,615
Common shares issued by officers to consultants             --             --             --             --        265,971
Common shares issued by officers to creditors               --             --             --             --          3,473
Net loss                                                    --             --             --             --             --
Other comprehensive income - foreign
currency translation                                        --             --             --             --             --
                                                  ------------    -----------    -----------    -----------    -----------
Balance at March 31, 2003                           17,845,570    $    17,845      1,232,708    $     1,233    $11,971,567


                                                                     Other                        Total
                                                   Accumulated   Comprehensive     Deferred    Stockholders
                                                     Deficit     Income (loss)   Compensation     Deficit
                                                  ------------    -----------    -----------    -----------
Common stock issued for cash                      $         --    $        --    $        --    $   510,001
Common stock issued for services                            --             --             --        233,750
Common stock issued for conversion of debt                  --             --             --         78,224
Options issued for services                                 --             --             --        183,500
Warrants issued in private placement of debt                --             --             --         33,042
Common shares issued by officers to employees
for compensation                                            --             --             --         65,625
Net loss                                            (3,237,286)            --             --     (3,237,286)
                                                  ------------    -----------    -----------    -----------

Balance at March 31, 2001                           (9,031,691)            --             --     (1,273,287)

Common stock issued for conversion of debt                  --             --             --         74,799
Common stock issued for services                            --             --             --        126,000
Common stock issued for conversion of accrued
salary and compensation                                     --             --             --      1,881,167
Common stock issued for sale of equipment                   --             --             --         10,000
Options issued for services                                 --             --                            --
Options issued for compensation                             --             --             --         75,000
Warrants issued In private placement of debt                --             --             --         78,530
Common shares issued by officers to creditors               --             --             --        267,800
Common shares issued by officers to consultants             --             --             --         50,000
Common shares issued by officers to employees
for compensation                                            --             --             --         27,500
Net loss                                            (4,065,473)            --             --     (4,065,473)
Other comprehensive loss - foreign currency
translation                                                 --         (2,408)            --         (2,408)
                                                  ------------    -----------    -----------    -----------
Balance at March 31, 2002                         $(13,097,164)    $   (2,408)   $        --    $(2,750,372)

Common stock issued for cash                                --             --             --        228,850
Common stock issued for purchase of equipment               --             --             --        100,000
Common stock issued for services                            --             --             --         31,445
Common stock issued for conversion of debt                  --             --             --         99,753
Warrants issued for services                                --             --             --         38,338
Common shares issued by officers to employees
for compensation                                            --             --             --        873,615
Consulting expense related to shares issued by
officers to consultants                                     --             --             --        265,971
Common shares issued by officers to creditors               --             --             --          3,473
Net loss                                            (2,194,315)            --             --     (2,194,315)
Other comprehensive income - foreign
currency translation                                        --          3,470             --          3,470
                                                  ------------    -----------    -----------    -----------

Balance at March 31, 2003                         $(15,291,479)    $    1,062    $        --    $(3,299,772)

               See accompanying notes to the financial statements

                            CYGENE LABORATORIES, INC.
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
        FOR THE PERIOD FROM INCEPTION THROUGH MARCH 31, 2005 (CONTINUED)

                                                                                                                      Additional
                                                      Class A Common Stock              Class B Common Stock           Paid-In
                                                    Shares           Amount           Shares           Amount          Capital
                                                 ------------     ------------     ------------     ------------     ------------
Common stock issued for cash                        5,081,131     $      5,081               --     $         --     $  1,151,792
Common stock issued for services                    1,337,639            1,338               --               --          219,615
Common stock issued for conversion of accrued
salaries and compensation                           5,596,150            5,596          325,847              326          856,776
Common stock issued for conversion of debt          3,259,962            3,260               --               --        2,232,314
Options issued to board members                            --               --               --               --          116,000
Warrants issued for services                               --               --               --               --          350,600
Debt discount                                              --               --               --               --          340,903
Exchange of class B shares to class A shares
per merger agreement                                1,558,555            1,559       (1,558,555)          (1,559)              --
Shares place in escrow as a result of merger         (140,359)            (140)              --               --           (9,876)
Cygene shares issued to TTI stockholders            5,530,000            5,530               --               --           (5,530)
Amortization of deferred costs                             --               --               --               --               --
Net loss                                                   --               --               --               --               --
Other comprehensive loss - foreign
currency translation                                       --               --               --               --               --
                                                 ------------     ------------     ------------     ------------     ------------
Balance at March 31, 2004                          40,068,648           40,069               --               --       17,224,161

Common stock issued for cash                        1,937,870            1,937               --               --          687,393
Common stock issued for services                      224,998              225               --               --          217,233
Common stock issued to board members                   60,000               60               --               --           44,940
Common stock issued for debt conversions              618,824              619               --               --           41,081
Debt discount                                              --               --               --               --          345,344
Options issued for compensation                            --               --               --               --           37,500
Warrants issued for services                               --               --               --               --          574,252
Other comprehensive income                                 --               --               --               --               --
Amortization of deferred costs                             --               --               --               --               --
Net loss                                                   --               --               --               --               --
                                                 ------------     ------------     ------------     ------------     ------------
Balance at March 31, 2005                          42,910,340     $     42,910               --     $         --     $ 19,171,904

                                                                      Other                            Total
                                                 Accumulated      Comprehensive      Deferred       Stockholders
                                                   Deficit        Income (loss)    Compensation       Deficit
                                                 ------------     ------------     ------------     ------------
Common stock issued for cash                     $         --     $         --     $         --     $  1,156,873
Common stock issued for services                           --               --               --          220,953
Common stock issued for conversion of accrued
salaries and compensation at $.15 per share                --               --               --          862,698
Common stock issued for conversion of debt                 --               --               --        2,235,574
Options issued to board members                            --               --               --          116,000
Warrants issued for services                               --               --           (2,764)         347,836
Debt discount                                              --               --               --          340,903
Exchange of class B shares to class A shares
per merger agreement                                       --               --               --               --
Shares placed in escrow as a result of merger              --               --               --          (10,016)
Cygene shares issued to TTI stockholders                   --               --               --               --
Amortization of deferred costs                             --               --          (43,350)         (43,350)
Net loss                                           (3,196,583)              --               --       (3,196,583)
Other comprehensive loss - foreign
Currency translation                                       --           (1,648)              --           (1,648)
                                                 ------------     ------------     ------------     ------------
Balance at March 31, 2004                         (18,488,062)            (586)         (46,114)      (1,270,532)

Common stock issued for cash--                             --               --               --          689,330
Common stock issued for services                           --               --               --          217,458
Common stock issued to board members                       --               --               --           45,000
Common stock issued for debt conversions                   --               --               --           41,700
Debt discount                                              --               --               --          345,344
Options issued for compensation                            --               --               --           37,500
Warrants issued for services                               --               --               --          574,252
Other comprehensive income                                 --           (5,081)              --          (5,081)
Amortization of deferred costs                             --               --           46,114           46,114
Net loss                                           (3,697,127)              --               --       (3,697,127)
                                                 ------------     ------------     ------------     ------------
Balance at March 31, 2005                        $(22,185,189)    $     (5,667)    $         --     $ (2,976,042)
                                                 ============     ============     ============     ============

               See accompanying notes to the financial statements

                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
      YEARS ENDED MARCH 31, 2005 AND 2004 AND PERIOD FROM OCTOBER 25, 1995
                       (INCEPTION) THROUGH MARCH 31, 2005

                                                                                                               Inception
                                                                            YEAR ENDED       YEAR ENDED         through
                                                                            March 31,         March 31,         March 31,
                                                                               2005             2004             2005
                                                                           ------------     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                   $ (3,697,127)    $ (3,196,583)    $(22,185,189)
Adjustments to reconcile net loss to net cash (used in)
operating activities:
Depreciation                                                                     72,436           79,693          617,950
Common stock, warrants and options issued in payment of expenses                796,408        1,306,975        4,219,014
Loss (gain) on disposal of property and equipment                                 2,429               --          473,158
Common stock issued by officers for compensation                                     --               --        1,440,184
Common stock issued by officers for services                                         --               --          265,971
Common stock issued by officers for finance costs                                    --               --          271,273
Gain on settlements of certain notes payable                                         --           (9,654)          (9,654)
Loss on other legal settlements                                                      --               --          212,000
Amortization of discount                                                        164,598               --          164,598
Amortization of deferred costs                                                  141,204          121,614          262,818
Changes in operating assets and liabilities:,
Accounts receivable                                                                 882            1,858             (244)
Other assets                                                                     (2,558)          42,518           26,204
Accounts payable and accrued expenses                                         1,123,878          669,752        6,124,821
                                                                           ------------     ------------     ------------
Net Cash Used In Operating Activities                                        (1,397,850)        (983,827)      (8,117,096)
                                                                           ------------     ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                              (70,059)         (24,828)      (1,127,195)
Proceeds from disposals of property and equipment                                 3,000               --          156,808
                                                                           ------------     ------------     ------------
Net Cash Used In Investing Activities                                           (67,059)         (24,828)        (970,387)
                                                                           ------------     ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock for cash                                               689,830        1,156,873        7,199,619
Borrowings on notes payable                                                     726,000          202,700        2,443,770
Payments on notes payable                                                        (1,000)        (207,966)        (460,289)
                                                                           ------------     ------------     ------------
Net Cash Provided By Financing Activities                                     1,414,830        1,151,607        9,183,100
                                                                           ------------     ------------     ------------
NET INCREASE  (DECREASE) IN CASH DURING THE PERIOD                              (50,079)         142,952           95,617

CASH - BEGINNING OF PERIOD                                                      145,696            2,887               --
                                                                           ------------     ------------     ------------
CASH - END OF PERIOD                                                       $     95,617     $    145,839     $     95,617
                                                                           ============     ============     ============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest                                                     $      1,793     $      1,632     $     23,045
                                                                           ============     ============     ============
Cash paid for taxes                                                        $         --     $         --     $         --
                                                                           ============     ============     ============

               See accompanying notes to the financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION OF THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CyGene Laboratories, Inc., (the "Company" or "CyGene"), was incorporated on October 25, 1995 (date of Inception) as a Florida corporation for the purpose of developing next generation DNA/RNA technologies. On April 13, 1999, CyGene became a Delaware corporation under a merger agreement with CyGene, Inc., a Delaware corporation. The merger was not intended to and did not effect any change in the business, property, management or ownership of the Company. Since 1995, the Company has been developing proprietary and automated DNA and RNA testing systems for screening, monitoring and diagnosis of human, veterinary and plant diseases. CyGene's primary development focus is in commercializing a line of genetic profiling panels that allow the identification of certain genetic predispositions to specific human traits and of potential future disease conditions.

Merger

On September 30, 2003, CyGene Inc. merged with Transpirator Technologies Inc. The accounting for the merger was treated as a recapitalization. Prior to the merger, Transpirator Technologies, Inc. (TTI) was an inactive public company with a March 31 year end. Prior the merger, CyGene Inc. (CyGene) was a private company in the development stage since 1995 and had conducted extensive activities over that time period developing their DNA protocols and has offices, staff and intellectual property. The merger was accomplished by TTI forming a new wholly owned subsidiary, New Transpirator Inc., (NTI) which then issued approximately 31,000,000 shares of TTI to the shareholders of CyGene Inc. in exchanges for 100% of the shares of CyGene Inc. except for approximately 104,000 shares of stock which were redeemed for approximately $10,000. Simultaneously, NTI and CyGene merged and the Common B stockholders of CyGene Inc. (previous private company) exchanged 100% of their B shares for Common A. The par value of the Common A stock of CyGene was then adjusted to reflect the par value of the Common stock of TTI. After the merger TTI changed its name to CyGene Laboratories Inc., NTI changed its name to CyGene Inc. The terms of the merger resulted in TTI issuing additional shares to the stockholders of CyGene in the approximate amount of 31,000,000 shares with the previous stockholders of TTI retaining approximately 5,530,000 shares so that after the merger, TTI shareholders owned approximately 15% of the combined entity. The acquisition was accounted for utilizing purchase accounting rules and as a reverse merger with CyGene being treated as the acquirer. In addition, TTI loaned CyGene $100,000 as part of the merger that was a convertible note.

TTI had certain intellectual property that was subject to royalty agreements which was distributed together with related liabilities to the prior stockholders of TTI prior to the merger.

The financial statements presented are the historical financial statements of CyGene Laboratories (formerly CyGene, Inc.) with the merger being reflected in the equity section for the year ended March 31, 2004 as a distribution of approximately 5,530,000 shares of stock at the value of the net book value of the remaining assets less liabilities, to the shareholders of TTI.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss of $3,697,127 for the year ended March 31, 2005, and has a working capital deficit, a capital deficiency and accumulated deficit of $2,976,701, $2,976,042 and $22,185,189, respectively. The Company has been dependent upon borrowings through private placements of convertible and non-convertible debt and sale of its common stock to finance its business operations.

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

Revenue recognition- When sales activities commence, revenue will be recognized when goods are shipped and title or risk of loss resides with the end customer and payment is assured.

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

Had compensation costs for the Company's stock option grants been determined based on the fair value at the grant dates consistent with the methodology of SFAS No. 123, the Company's net loss per share for the years ended March 31, 2005 and 2004 would have been increased to the pro forma amounts indicated as follows:

                                                        Year Ended March 31,
                                                        2005           2004
                                                    -----------     -----------
Net loss as reported                                $(3,697,127)    $(3,196,583)

Effect of expensing stock options, net of tax          (262,937)       (603,855)
                                                    -----------     -----------
Pro forma net loss                                  $(3,960,064)    $(3,800,438)
                                                    ===========     ===========

Net loss per share
(basic and diluted)
As reported                                         $      (.09)    $      (.11)
Effect of expensing stock option                           (.00)           (.02)
                                                    -----------     -----------

Pro forma                                           $      (.09)    $      (.13)
                                                    ===========     ===========

Fair value of stock options is estimated at the grant date using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate                     Ranging from 3.46% to 3.86%
Expected life of instrument (years)           Ranging from 3 to 5 years
Expected dividend yield                                            0.0%
Expected volatility                                               80.0%

Weighted average fair value                                        $.55

Earnings per share - In accordance with SFAS No. 128, "Earnings Per Share", basic net loss per share has been computed based on the weighted-average of common shares outstanding during the period. Potentially dilutive securities, which were excluded from the computation of diluted loss per share because their inclusion would have been anti-dilutive, are as follows:

                                                        Year Ended March 31,
                                                        2005           2004
                                                    -----------     -----------
Options                                               2,287,500       2,200,000
Warrants                                              2,840,900         960,500
Convertible notes                                     3,383,137       2,053,763
                                                    -----------     -----------
Total dilutive shares                                 8,511,537       5,214,263

Research and Development - The Company expenses research and development costs as incurred.

Restatements and differences in presentations from prior periods.

These financial statements differ from financial statements issued for prior periods in two significant aspects. The first is that prior period financial statements were issued on an operating basis versus the current statements reflecting the Company as a development stage enterprise. As a result, prior period statements did not reflect expenses, cash flows nor statements of changes in stockholders' deficit from inception.

In addition, the Company's officers gifted shares of stock to various vendors and employees during periods prior to March 31, 2005 and 2004 for the benefit of the Company. Those shares are accounted for in the current financial statements as expenses in the cumulative (from inception) amounts as appropriate and the related statements of changes in cash flows and changes in stockholders' deficit. These expenses were not previously recorded in prior period financial statements and amounted to approximately $1,900,000.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No.149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The changes in SFAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. This statement is effective for contracts entered into or modified after June 30, 2003. The adoption of this statement did not have any impact on the Company's financial position or the results of its operations.

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

In December 2004, the Financial Accounting Standards Board ("FASB") issued a revision to SFAS No. 123, SFAS 123R Share-Based Payment. SFAS No. 123R requires all companies to measure compensation costs for all share based payments, including stock options, at fair value and expense such payments over the service period. SFAS No. 123R specifies that companies must use an option-pricing model to estimate fair value, although it does not specifically require the use of a particular model. The new standard is effective for small business issuers for annual periods beginning after December 15, 2005 and, therefore, will be effective for the company beginning with the first quarter of 2006. Under the provisions of FAS 123R, companies can select from three transition methods for the implementation of this standard. The modified prospective method would require all new awards that are granted after the effective date to use the provisions of FAS 123R. Under this method, for vested awards that are outstanding on the effective date of FAS 123R, a company would not have to record any additional compensation expense. For unvested awards that are outstanding on the effective date of FAS 123R and were previously included as part of pro forma net income and earnings per share under the provisions of FAS 123 would be charged to expense over the remaining vesting period, without any changes in measurement. The second alternative is a variation of the modified prospective method, which would allow companies to restate earlier interim periods in the year that FAS 123R is adopted using the applicable FAS 123 pro forma amounts. Under the third alternative, the modified retrospective method, companies would apply the modified prospective method and also restate their prior financial statements to include the amounts that were previously recognized in their pro forma disclosures under the original provisions of FAS
123. Currently the Company discloses the estimated effect on net income of these share-based payments in the footnotes to the financial statements and the estimated fair value of the share-based payments has historically been determined using the Black-Scholes option pricing model. The Company has not determined which option-pricing model or transition method to use upon implementation of this standard and has not yet completed its evaluation of the impact of SFAS No. 123R.

NOTE 2- PROPERTY AND EQUIPMENT

The following table is a summary of property and equipment as of March 31, 2005 and 2004:

                                                       2005              2004
                                                    ---------         ---------

Automobile                                          $  32,809         $  32,809
Computer equipment                                     37,665            65,508
Furniture and fixtures                                 10,475            32,345
Machinery and equipment                               332,992           316,890
                                                    ---------         ---------
Total property & equipment                            413,941           447,552

Less accumulated depreciation amortization           (389,665)         (415,468)
                                                    ---------         ---------
Net property and equipment                          $  24,276         $  32,084
                                                    =========         =========

Depreciation expense for the years ended March 31, 2005 and 2004 was $72,436 and $79,693, respectively.

NOTE 3- NOTES PAYABLE

a) The following is a listing of notes payable as of March 31, 2005 and 2004:

                                                                                                   2005             2004
                                                                                                ----------       ---------
Automobile loan payable in 72 installments to a financial institution, The loan bears interest at 10.75% and is due in monthly installments through 2008.
Collateralized by the automobile.                                                               $   16,058       $  20,856

Unsecured convertible debenture bonds bearing interest at 8.0% per annum. As of
3/31/04 and 05 these convertible debentures were in default.                                        17,500          17,500

Convertible debenture notes bearing interest at 4.50% per annum. As of 3/31/05
$89,000 of these notes were in default.                                                            765,000         131,700

Note payable to a vendor of the Company bearing interest at 4.75% per annum.
As of 3/31/05 the note was in default.                                                             188,527         188,527

Note payable to a vendor of the Company bearing interest at prime, collateralized by certain interests in intellectual property. A portion of this note was converted to common stock during the fiscal year ended March 31, 2004;
As of 3/31/05 the
balance of  this note was in default.                                                              184,154         184,154

Notes payable to individuals bearing interest at 10.0% payable in 2005.  These notes
were in default as of 3/31/04.                                                                      22,500          22,500

Notes payable to vendors of the Company bearing interest at 1.25% payable in lump sums in fiscal year ending March 31, 2006. These notes represent conversions of certain
trade payable accounts made during the fiscal year ended in 2004.                                   37,823          37,823

$100,000 note payable to TTI bearing interest at 5.0% payable in a lump sum in the
fiscal year ending March 31, 2009.                                                                 100,000         100,000

Shareholder loans                                                                                   29,595          33,639

$50,000 note payable to TTI.                                                                        50,000              --
                                                                                                ----------       ---------
Total debt                                                                                       1,411,157         736,699
Less unamortized debt discount                                                                    (223,891)        (73,350)
Less debt in default                                                                              (501,681)        (22,500)
Less current maturities                                                                           (574,246)       (486,257)
                                                                                                ----------       ---------
Long term debt                                                                                  $  111,339       $ 154,592
                                                                                                ==========       =========

Interest expense on these notes for the years ended March 31, 2005 and 2004 was $51,818 and $78,976, respectively.

During the years ended March 31, 2005 & 2004, the Company received proceeds of $676,000 and $86,700, respectively by issuing convertible debenture notes to outside investors, ranging in principal amounts from $1,000 to $200,000. The notes mature at various times during fiscal years 2004 to 2006 and bear annual interest ranging from 4.5% to 10%. The notes are convertible into common stock at a conversion prices ranging from $0.07 to $0.70 per share. Detachable warrants were also granted with these notes. Per the guidance of EITF 00-27 and EITF 98-05, the Company computed the debt discount on each note, using the Black Scholes option pricing model, with a volatility of 80%, risk free interest rate ranging from 3.32% to 3.60%, a three year life and a zero dividend yield.

In addition, during the fiscal year ended March 31, 2004, the Company converted certain accrued expenses to convertible debenture notes, bearing interest at 4.5% per annum. $60,000 of these notes matured during fiscal year 2005. The beneficial conversion feature of these notes was computed based on the fair value of the conversion feature and is included in the total debt discount.

The resulting total debt discount is being amortized over the lives of the debt, resulting in amortization of approximately $165,000 and $30,000, respectively for fiscal years ended March 31, 2005 and 2004 being included in interest expense. As of March 31, 2005, the remaining unamortized debt discount was approximately $223,891.

As of March 31, 2005, approximately $89,000 of these convertible debenture notes were in default.

Maturities of notes payable as of March 31, 2005 are as follows:

        2006                      $1,299,818      (Before deducting unamortized
                                                  debt discount of $223,890)
        2007                           5,430
        2008                           5,909
        2009                         100,000
     Thereafter                           --
                                  ----------
                                  $1,411,157
                                  ==========

b) Loans from shareholders are at no stated interest and are payable in lump sum payments in the fiscal year ending March 31, 2005.

NOTE 4- ISSUANCE OF COMMON STOCK

From inception, the Company has issued shares of its common stock and warrants to purchase shares of its common stock to employees, consultants, vendors and others for compensation, consulting and other services, to creditors as inducements for them to convert their debt to equity and to investors in exchange for cash. In addition, the principal stockholders of the Company have issued Company common stock from their own personal holdings for the same purposes. These issuances, as summarized in the accompanying statement of Changes in Stockholders' Deficit included in the following (all amounts are adjusted for the effects of a one for thirty reverse split in July 1998 and twelve for one forward split in April 1999):

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

In the fiscal year ended March 31, 2005, the Company issued approximately 198,000 shares for consulting services, 1,911,000 shares for cash, 41,000 shares for payment of accounts payable and finders fees and 549,000 shares for conversion of convertible debt.

Included in the common stock, warrants and options issued for compensation in the accompanying Statement of Changes in Stockholders' Deficit are the following values of equity instruments issued to the Company's current Chief Executive Officer and its former Chairman of the Board of Directors and Secretary (see
Note 11 c) (at fair value at date of issuance):

      Year ended                 Current Chief              Former Chairman
       March 31                Executive Officer             And Secretary

        1998                     $  123,500                  $1,125,000
        2002                      1,031,497                     867,670
        2004                        375,000
                                 ----------
        Total                    $1,529,997                  $1,992,670
                                 ==========                  ==========

NOTE 5 - STOCK OPTIONS ISSUED AND OUTSTANDING

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

A summary of issued and outstanding stock options is as follows:

                                                 Range of       Weighted Average
                               Number         Exercise Price     Exercise Price

Balance, March 31, 2003      3,050,000        $.25-$4.25            $1.54
Cancelled                    (750,000)              1.60             1.60

Balance, March 31, 2004      2,300,000      $0.25 - 4.25            $1.62

Granted                        437,500              1.01             1.01
Cancelled/Expired            (450,000)       1.51 - 4.25             2.88

Balance, March 31, 2005      2,287,500      $0.25 - 4.25            $1.31

                                      Outstanding                                                 Exercisable

                                                   Average               Average
                                                Average Life            Exercise          Exercise
                                 Shares              (a)                  Price            Shares                Price
$0.25 - 1.01                  1,487,500               2                   $.79          1,487,500                $.79
1.60 - 4.25                     800,000             3.2                   2.93            800,000                2.93
                             ----------                                                ----------
                              2,287,500               3                  $1.76          2,287,500               $1.76
                             ==========                                                ==========

(a) Average contractual life remaining in years.

NOTE 6 - STOCK WARRANTS ISSUED AND OUTSTANDING

The Company issued -0- and 500,000 warrants to purchase common stock of the Company during the years ended March 31, 2005 and 2004, respectively. These issuances were in return for services rendered to the Company and inducements to convert certain debt obligations of the Company to common stock during the fiscal years ended.

A summary of issued and outstanding stock warrants is as follows:

                                                  Range of      Weighted Average
                                  Amount       Exercise Price    Exercise Price
                                ---------       -----------      --------------
Balance, March 31, 2003            520,500      1.50 - 5.00             3.25

Granted                            500,000        .22 - .25              .23
Cancelled                         (60,000)      1.50 - 3.00             2.50
Exercised                              --

Balance, March 31, 2004            960,500      1.50 - 5.00             2.61

Granted                          2,045,400        .40 - .80              .70
Cancelled                         (165,000)            1.75             1.75
                                ---------       -----------          -------
Balance, March 31, 2005          2,840,900      $.22 - 5.00          $  1.23

                                     Outstanding                                                  Exercisable
                                                                         Average                                Average
                                                Average Life            Exercise                               Exercise
                                Shares              (a)                  Price           Shares                 Price
                             ----------         ------------            --------       ----------              --------
$.22 - .80                    2,045,400               3                    .70          2,045,400                 .70
$1.50 - 5.00                    795,500               2                  $1.75            795,500               $1.75
                             ----------                                                ----------

                              2,840,900            2.50                  $1.23          2,840,900               $1.23
                             ==========                                                ==========

(a) Average contractual life remaining in years.

NOTE 7 - FAIR VALUES OF FINANCIAL INSTRUMENTS

The carrying amounts of all cash, accounts receivable, accounts payable, accrued expenses, notes payable and other obligations reported in the balance sheet are estimated by management to approximate fair value due to the interest rates applicable to those items.

NOTE 8 - INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred income tax assets at March 31, 2005 and 2004 are as follows:

Deferred tax assets:
                                                              March 31
                                                          2005          2004
                                                      -----------   -----------
Research and development tax credit carryforward      $   420,000   $   400,000
Net operating loss carryforward                         5,700,000     4,500,000
                                                      -----------   -----------
Total deferred tax assets                               6,120,000     4,900,000
Valuation allowance                                    (6,120,000)   (4,900,000)
                                                      -----------   -----------
Net deferred taxes                                    $        --   $        --
                                                      ===========   ===========

The Company has incurred net losses since inception. At March 31, 2005, the Company had approximately $16,500,000 in net operating loss carryforwards for United States Federal Income Tax purposes that expire beginning in 2017 through 2024. Based on the weight of available evidence, both positive and negative, a valuation allowance to fully provide for the net deferred tax assets has been recorded since it is more likely than not that the deferred tax assets will not be realized.

The net change in the valuation allowance for the years ended March 31, 2005 and 2004, was an increase of approximately $1,220,000 and $1,200,000, respectively resulting primarily from net operating losses generated. The difference between the benefit for income taxes and the amount which results from applying the federal statutory rate of 35% is primarily due to the increase in the valuation allowance, resulting in no tax benefit being recorded.

Income taxes for the years ended March 31, 2005 and 2004 differ from the amounts computed by applying the effective income tax rate of 35% to loss before income taxes as a result of the change in the valuation allowance and certain permanent non-deductible items as follows:

Computed tax benefit at the statutory rate and increase (decrease) in taxes resulting from:

                                                March 31         March 31
                                                  2005             2004

Net loss                                     $ 1,290,000      $ 1,210,000
Permanent differences:
Non deductible travel and entertainment          (10,000)        ( 10,000)
Amortization of debt discount                    (60,000)              --
                                             -----------      -----------
Current income tax benefit                     1,220,000        1,200,000

Change in valuation allowance                 (1,220,000)      (1,200,000)
                                             -----------      -----------
Net Income tax benefit                       $        --      $        --
                                             ===========      ===========

Based on ownership changes that have occurred, future utilization of the net operating loss carryforwards pertaining to Transpirator Technologies, Inc. of approximately $2,600,000, may be severely limited and therefore has not been included in the above loss carryforward amount.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Operating Lease

The Company has operating leases for office space and equipment. The Company's lease for office space for its headquarters expired in March 2003. Through June 2005, the Company continued to rent the office space under a month-to-month arrangement at a rate of $3,600 per month.

During August 2004, the Company entered into a lease for its corporate offices. The lease was for an initial term of five years, with a renewable clause for an additional five years. Monthly base rental payments were $11,692 for the first year of the agreement, increasing annually on the anniversary date by 2%.

Upon signing the lease, the Company remitted payment for the first and last month's rent, plus a security deposit. In addition, the Company paid an additional month's rental payment.

Shortly after signing the lease and prior to moving, the Company incurred funding issues and negotiated a verbal release from the agreement. At the time, the leasing company was in negotiations to sell the building. When these negotiations began to slow down, the leasing company stated that they would retain their rights to enforce the lease terms, if they deemed it necessary.

Per the terms of the lease, the Company could remain liable for amounts due under the lease until the premises were reletted. The Company feels that if the leasing company had been actively trying to relet the office space, it could have reasonably been leased within one year. Based on that assumption, the Company has accrued one year's estimated lease payments, less amounts paid, plus 18% interest.

         Estimated lease payments(including
         taxes & additional rental assessments)                         $192,774

         Less amounts paid                                                66,304

         Liability remaining on term for one year                        126,470

         Interest at 18% per annum                                        22,765

         Accrued liability as of March 31, 2005                         $149,235

As of March 31, 2005 and subsequent to the time of filing, no course of action has been taken by the leasing company to enforce the terms of the lease.

Rent expense under these leases was $274,500 and $43,507 for the fiscal years ended March 31, 2005 and 2004, respectively.

Employment Agreements

The Company has an employment agreement with its chief executive officer providing for an annual salary of $250,000 through April 2006.

Contingencies

The founder of the Company Elliott Ramberg and his wife Carol have asserted that the Company's chief executive officer, Martin Munzer, coerced them to making gifts of their shares of the common stock of CyGene to third parties on behalf of CyGene. They also recently asserted claims relating to sums due them by CyGene and receipt of their shares of common stock and options to purchase common stock of the Company. On November 9, 2004 the Company entered into a settlement agreement with the Rambergs resolving all issues between them the Company and CyGene and general releases were exchanged. The releases specifically excluded any claims the Rambergs had against Mr. Munzer. On February 13, 2003 the Rambergs entered into a settlement agreement; this 2003 agreement specifically releases CyGene and its officers and affiliates which includes Mr. Munzer. On or before October 3, 2003, Mr. Ramberg reaffirmed the 2003 agreement and stated that he would not sue the Company, CyGene or Mr. Munzer. The Company's management currently does not feel there is any significant liability to the Company from these asserted claims and has filed a counter lawsuit against the Ramberg's attorney for various issues pertaining to his efforts in representing the Rambergs.

NOTE 10- RELATED PARTY TRANSACTIONS

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

Also in February 2003, the Director of Operations (the "DO") resigned from the Company pursuant to certain agreed terms and conditions. In return for waiving the right to receive any outstanding compensation, the DO was issued 827,230 common shares of the Company from two officers of the Company and another shareholder, and 33,333 common shares by the Company. Expense of $414,000 was recorded by the Company for these issuances. In addition, the DO was issued 437,500 stock options exercisable at $1.01 per share and they were vested as of March 31, 2005 with a life of three years.

NOTE 11 - SUBSEQUENT EVENTS

The Company had the following financing activity after March 31, 2005:

     o Sale of approximately 790,000 shares of common stock for approximately $66,600 - June 30, 2005

     o Sale of approximately 820,000 shares of common stock for approximately $90,000 - September 30, 2005

     o Issued approximately $365,000 in convertible debentures plus warrants secured by the Company's intellectual property

     o Sale of approximately 2,330,000 units consisting of one share of stock and one warrant for approximately $465,500 - December 31, 2005

     o Sold approximately 1,425,000 units consisting of one share of common and one warrant for approximately $285,000 - March 31, 2006

     o Sold approximately 1,300,000 units of one share of common and two warrants for approximately $260,000.

The Company had sales of approximately $130,000 to one customer in May, 2006.