Form 10KSB/A
period 2005-03-31
CYGENE LABORATORIES INC
filed 2006-06-01
CIK 810691

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 AMENDMENT NO. 1
                                       TO
                                   FORM 10-KSB

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

THE MERGER OF TRANSPIRATOR TECHNOLOGIES, INC. AND CYGENE, INC.


On September 30, 2003, CyGene Inc. merged with TTI. The merger was accounted for as a recapitalization. Prior to the merger, TTI was an inactive public company with a March 31 year end. Prior the merger, CyGene Inc. was a private company in the development stage since 1995 and had conducted extensive activities over that time period developing its DNA based technologies and had offices, staff and intellectual property. The merger was accomplished by TTI forming a new wholly owned subsidiary, New Transpirator Inc. (NTI), TTI then issued approximately 31,000,000 shares of TTI to the shareholders of CyGene Inc. in exchanges for 100% of the shares of CyGene Inc., except for approximately 140,000 shares of stock which were redeemed for approximately $10,000. Prior to the merger, CyGene, Inc. had two classes of common stock issued, class A non-voting and class B voting shares. Both classes of common shares were valued equally with the voting rights being the only distinction. Simultaneously, NTI and CyGene merged and the Common B stockholders of CyGene Inc. (previous private company) exchanged 100% of their B shares for an equal number of class A shares. The par value of the common A stock of CyGene was then adjusted to reflect the par value of the Common stock of TTI. After the merger TTI changed its name to CyGene Laboratories, Inc., NTI changed its name to CyGene Inc. The terms of the merger resulted in TTI issuing additional shares to the stockholders of CyGene in the approximate amount of 31,000,000 shares with the previous stockholders of TTI retaining approximately 5,530,000 shares so that after the merger, TTI shareholders owned approximately 15% of the combined entity. The acquisition was accounted for utilizing purchase accounting rules and as a reverse merger with CyGene, Inc. being treated as the acquirer. In addition, TTI loaned CyGene, Inc. $100,000 as part of the merger through a convertible note becoming payable on August 1, 2008.


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

Since CyGene, Inc. began operations in October 1995, it has been involved primarily in research and development. Our research and development expenditure for our fiscal year ending March 31, 2005 was $456,193 compared to $233,699 in 2004. To date, in its first quarter of 2007, CyGene, Inc. has had $130,180 in revenue from operations, and only limited interest income and debt forgiveness.

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

REGULATION

Predictive genomics or genetic profiling tests for identification, predispositions or specific traits are currently not regulated by the Food and Drug Administration (FDA). FDA is currently drafting guidelines that will allow it to increase its regulation of genetic testing. Although the current environment provides CyGene the opportunity to offer commercialized genetic profiling without specific FDA approvals, it is probable that the FDA will begin to regulate this industry in the near future. We are preparing to comply with anticipated FDA regulatory requirements. To our knowledge, the States of New York, Rhode Island and New Jersey have mandated that no form of genetic tests may be sold directly to consumers in the state and require that physicians order the genetic tests and receive the test results. New York State also mandates that persons tested provide written consent to have genetic tests performed. We are negotiating terms with a laboratory test reseller that has the ability to comply with the regulatory requirements that would allow us to sell our predictive genomic tests into the states of New York, Rhode Island and New Jersey and we do not intend to sell directly into those territories until such agreement has been finalized.

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

On April 27, 2006, we filed suit for fraud and negligence against Douglas Stratton in Broward County Circuit Court. Mr. Stratton was the attorney representing CyGene, Inc.'s founder, Elliott Ramberg, and his wife. The suit alleges that Mr. Stratton intentionally and negligently made false representations to our previous auditors in connection with our 2004 audit. We allege that, as a result of these false representations, we incurred increased accounting and legal fees and other damages as a result of (a) the delay of the completion of our audit, (b) the resulting de-listing of our common stock from the over-the-counter market, (c) the resulting delay of our proposed financing,
(d) additional discounts we were required to offer as inducement to investors to fund our business as a non-reporting company, and (e) the resulting delay of the launch of four products due to the lack of timely funding. The suit has only recently been filed, and the defendant has not responded to the complaint. Although we believe our allegations are meritorious, there is no assurance that we will ultimately recover the damages we have alleged.

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

TYPE OF SALE                        DATE RANGE              PRICE                 AMOUNT RECEIVED         SHARES ISSUED
------------                        ----------              -----                 ---------------         -------------

Private Placement
under Regulation S (1)            4-5-04 to 8-16-04     $0.33 to $0.50                 $501,400              1,447,341
Private Placement (2)            7-22-04 to 7-22-04     $0.36 to $0.40                 $187,930                490,529
Conversion of existing
Convertible Notes (3)            8-30-04 to 12-31-04       $0.07143                    $ 41,700                618,824
Fees for services                 4-1-04 to 3-31-05     $0.40 to $0.97                 $217,458                224,998
Issuance of Stock to Directors        12-31-04              $0.75                         N/A                   60,000

-------------
(1) We raised $501,400 from the sale of shares of common stock to investors outside of the United States pursuant to Regulation S at varying market prices per share, based on a 60% discount from the offering price on the date of the investment. A 10% cash finders/referral fee was paid to Atlantic International Capital on of the proceeds of the Reg. S offering less $34,000 that we received from an accredited foreign investor under the same terms as the remaining Regulation S investors but a 10% finders fee was paid in stock to the introducing party.

(2) We raised $187,930 in a private placement to accredited investors from the sale of units consisting of one share of common stock and one stock purchase warrant at $0.40 per unit. A 10% finder's fee was paid in stock for the introduction of an investor who purchased units for $30,000. The warrants are exercisable at $0.40 for a period of two years. In January of 2006 the board of directors authorized a three year extension of these warrants.

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

----------
(1) In the quarter ended June 30, 2005, we raised $66,600 from the sale of shares of common stock to accredited investors at an average price of $0.0843 per share.
(2) In the quarter ended September 30, 2005, we raised $90,000 from the sale of shares of common stock to accredited investors at an average price of $0.11 per share. In the same period, we issued $365,000 in convertible notes that are secured by a security interest in all of our intellectual properties. The notes become due in July 2006, bear interest at 15% per annum, and are convertible into common stock at $0.22 per share. The investors in the notes were also issued warrants to purchase four shares of common stock for every dollar loaned to the Company. These warrants have a term of four years and are exercisable at $0.50 per share. The Company received $315,000 in cash from investors from the sale of these notes and warrants and a $50,000 note due to Transpirator LLC bearing interest at 4% per annum and maturing on the closing of a $1 million anticipated bridge financing through Burnham Hill Partners was exchanged on the same terms as the cash investors received. Transpirator LLC is owned in part by Messrs. Signorelli and Romano, who until April 25, 2006, were directors of our Company.

(3) In the quarter ended December 31, 2005, we raised $465,500 in a private placement to accredited investors from the sale of units consisting of one share of common stock and one stock purchase warrant at $0.20 per unit. The warrants are exercisable at $0.50 for a period of three years.
(4) In the quarter ended March 31, 2006, we raised $285,000 under the same private placement to accredited investors, as in the prior period. In a subsequent private sale to four accredited investors, we also raised an additional $260,000 from the sale of units consisting of one share of common stock and two stock purchase warrants at $0.20 per unit. The warrants are exercisable at $0.50 for a period of three years.
(5) See note (3) under RECENT SALES OF UNREGISTERED SECURITIES
(6) From April 1, 2005 through May 19,2006, we converted trade debt and issued common restricted shares of our stock for services. These payments included 200,000 shares to our prior auditors, Eisner LLC as $90,000 payment in settlement of our outstanding invoices with them. This settlement included our agreement to pay Eisner LLC an additional future payment of $50,000 in cash. We also converted $96,520 into 386,080 shares that was owed to one of our European consultants at $0.25 per share. We paid other consultants 100,000 shares for equipment and software development at $0.50 per share. We also paid a consultant $19,359.50 in 77,438 shares at $0.25.

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

REVENUE RECOGNITION


We expect, once we commence marketing and sales activities, to recognize revenue from sales of our testing services and other products when goods are shipped and title and risk of loss resides with the end customer.


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


     o CyGene, Inc. did not generate any revenue for the period ending March 31, 2005 and has concentrated its efforts on taking steps to be able to commercialize its products. It has been severely hampered by the lack of working capital. For the first quarter of our fiscal year 2007, CyGene, Inc. recorded revenue from the sale of its products and services


OUR CONSOLIDATED RESULTS OF OPERATIONS

We recognized no revenue in the fiscal years ended March 31, 2005 and 2004, but incurred substantial costs related to our operations as a development stage company. Total operating expenses for the fiscal years ended March 31, 2005 and 2004 were $3,316,148 and $3,045,068 respectively. The major components of these expenses are detailed and discussed below:

                                        FISCAL YEAR           FISCAL YEAR
                                            ENDED                 ENDED
                                       MARCH 31, 2005         MARCH 31, 2004      CHANGE (1)       % CHANGE
                                       --------------         --------------      ----------       --------
Compensation and related
taxes and benefits                          $575,429            $896,331           $(320,902)        -35.8%

Consulting and professional fees           1,422,821             958,154             464,667          48.5%


Research and development                     456,193             233,699             222,494          95.2%

Patent Expense                                73,870             434,803            (360,933)        -83.0%


Advertising and public relations             157,150             224.506             (67,356)        -30.0%

Interest                                     380,416             164,235             216,181         131.6%

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

Patent expenses relate to patent generation, formation, application and maintenance, as well as costs incurred to protect, enhance or dissolve our interest in any such patent instrument. The fees paid in 2005 reflect management's focus on converting our substantial investments in our patent portfolio into commercially marketable products. These expenses primarily represent services received from specialized law firms during fiscal year 2005, and management expects the level of these expenses to increase over the coming periods due to increased maintenance costs and the protection of new intellectual properties. The dramatic decrease from fiscal year 2004 to 2005 is attributable to the conversion of two payables to two of our patent law firms. At the merger on September 30, 2003 our current intellectual property law firm was owed $527,683 and we owed our prior intellectual property law firm
$381,134. To settle such debt, at the closing of the merger in the second quarter of 2004, we paid our current law firm $75,000 in cash and the law firm converted $264,156 of its debt into our equity at the rate of one share of Class A common stock for every $0.75 of such debt, which resulted in 352,208 common shares being issued. We issued this firm a new note for the balance owed of $188,527, which became payable six months following the closing of the merger. This note is currently in default. To settle our debt with our prior patent attorneys, at the closing of the merger, we paid $20,000 in cash and that firm converted $361,134 into equity also at the rate of one share for every $0.75 of such debt which resulted in 484,177 shares common stock being issued.


In the future, we expect that we will incur increased advertising and public relations expenditures in connection with our efforts to create promotional materials, ranging from brochures, trade show collateral materials, and broadcast media to internet based applications, for formally presenting our corporate and research and development history, significant partners, and our management and operations, to potential customers, partners and investors. These efforts were begun in late fiscal 2003 and were significantly increased during the course of fiscal year 2004 however, due to the extraordinary drain on our capital and personnel resources due to our two from inception audits these expenditures were reduced during 2005, resulting in a decrease in these costs compared to the prior year period. As we expect to continue our efforts to introduce our technologies into the commercial market, we anticipate these types of marketing and public relations costs will increase in the future periods.

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


During the fiscal year ended March 31, 2005, we raised $691,560 from private placements of our common stock and received $676,000 in debt financing from outside parties. The description and terms of these sales are described in Part II, Item 5 of this filing. During the year, we employed these resources to fund operating activities, acquire $70,059 in property and equipment, and repay $1,000 in notes payable. Additionally, we converted $43,985 of accrued interest and notes payable into common stock at $0.07143 per share.


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

We anticipate that an additional $3 million may be required to meet our operating requirements during the next 12 months ending our first quarter 2008, although there can be no assurances that this amount will be available or sufficient. Alternately, we may be able to sustain ourselves and meet our current obligations from the sale of our products. Management believes that with an infusion of $1 million in capital and the successful launch of our predictive genomics product line that is now beginning to generate sales, significant revenues can be achieved with the infrastructure we have in place at this time. A considerable amount of our current and short term obligations are structured as convertible debt. Management believes that some, if not all, of these obligations could be satisfied through their conversion into our common stock as provided for in the original notes payable issued by the Company. We are able to offer repayment to force the conversion of such notes and intend to use the proceeds of our next offering to do so. Management further believes, that if the Company is able to formalize distribution agreements with large product distributors, the revenues from such agreements may result in the ability of the Company to continue operations without any further significant capital infusions beyond the planned $1 million offering. With the filing of this Form 10-KSB the Company has completed a ten-year inception audit. The completion of this audit has distracted management and cost the company significant expenses-please see
Item 14 Audit Fees. The company is continuing to work on completing and filing its subsequent reports on Form 10-QSB for the subsequent three quarters. Management believes that by the company completing this audit and the subsequent reports on Form 10-QSB, it will be able to focus its resources on operations and revenue generation.

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

We also expect to generate additional funds by providing genetic profiling services that will be sold through retail distributors and directly to the public. We have realized our first revenues in our ten year history from the sale of these products in our first quarter 2007. As of May 19, 2006, we have received approximately $130,178 in revenue from these sales. We also expect to continue to seek external funds from collaborations with other biotechnology companies and with pharmaceutical companies, and potentially from other debt, equity and lease financings. We anticipate the key factors affecting our future sources of internal and external funding to be:

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

ALTHOUGH WE ARE NOT CURRENTLY SUBJECT TO COMPREHENSIVE FDA REQUIREMENTS, THE FDA REGULATIONS MAY CHANGE OR BE INTERPRETED TO REQUIRE THAT OUR PRODUCTS COMPLY WITH FDA REGULATIONS , WHICH ARE COSTLY AND TIME CONSUMING TO COMPLY WITH; IF WE FAIL TO COMPLY WITH THESE REQUIREMENTS, WE COULD BE SUBJECT TO ADVERSE CONSEQUENCES AND PENALTIES.

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

OUR INTELLECTUAL PROPERTY IS SUBJECT TO LIENS AND COULD BE LOST IN FORECLOSURE .


Our intellectual property is subject to a first priority secured loan in the amount of $195,362 held by Equine Diagnostics LLC bearing interests at the rate of Citibank prime rate. The loan becomes due on March 31, 2007 or on default of the second lien position. A second priority secured loan in the amount of $365,000 exists that is held by Transpirator LLC and certain other investors bearing interest at 15% per annum and due on July 7, 2006. The first security lien is convertible into our common stock at 1-1/4% of total diluted company stock for every $100,000 debt. The second position lien is convertible into our common stock at $0.22 per share, respectively. We may not be able to offer repayment of these loans when they become due, and there is no assurance that we will be able to extend or replay these loans or persuade the holders to convert them into common stock. If we cannot extend or repay these loans when they become due or induce the holders to convert them into common stock, we would default and potentially lose all our intellectual properties upon foreclosure.

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


Brimmer, Burek & Keelan LLP's reports on our consolidated financial statements for the fiscal years ended March 31, 2002 and 2003 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to audit scope, or accounting principles, except that Brimmer, Burek & Keelan LLP's report was modified by the inclusion of an explanatory paragraph addressing the ability of the company to continue as a going concern. During fiscal 2003 and 2002, there have been no disagreements with Brimmer, Burek & Keelan, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Brimmer, Burek & Keelan LLP, would have caused it to make reference to the subject matter in connection with its reports on our consolidated financial statements for such years, nor have there been any reportable events as listed in Item 304(a)(1)(v) of Regulation S-B. However, because our prior financial statements were not presented on the basis that CyGene is in the development stage, we have included the effects of reporting on a development stage basis in the financial statements included in this Form 10KSB for the periods ending March 31, 2005 and 2004 and from inception through March 31, 2005. In addition, the financial statements for March 31, 2005 and 2004 and from inception to March 31, 2005 reflect certain gifts of shares by officers of the company to vendors and employees for the benefit of the company in the approximate amount of $1,900,000 which were not previously reflected in CyGene's financial statements.


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

NOMINATING COMMITTEE

We currently do not have any policy with regard to our consideration of any nominees or candidates for membership on our board of directors recommended by our security holders. We believe that the establishment of such a policy is within the purview of a nominating committee and would be included in a charter for such committee when and if established. Similarly, we do not have any specific qualifications for membership on a nominating committee or for a nominee or candidate for membership on our board of directors at this time, although we expect that any future nominating committee may implement such policies. Currently, we do not pay a fee to any third party to identify or evaluate or assist in identifying or evaluating potential nominees to the board of directors. To our knowledge, the company has not received any requests from any security holder recommending any nominees or candidates to its board of directors.

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

SUMMARY COMPENSATION TABLE

                                        ANNUAL COMPENSATION         LONG-TERM COMPENSATION
                                 -------------------------------    --------------------------
NAME AND                                                            RESTRICTED    SECURITIES
PRINCIPAL           FISCAL                                          STOCK         UNDERLYING         LTIP         ALL OTHER
POSITION            YEAR         SALARY          BONUS     OTHER    AWARDS        OPTIONS/SARS       PAYOUTS     COMPENSATION
---------           ------       ------          -----     -----    ----------    ------------       -------     ------------
Martin Munzer,      2005       $198,670(1)
President and CEO   2004       $109,370(2)                                                                         $374,850(2)
                    2003       $  5,462(3)                                                                             --

------------
(1) Mr. Munzer's contractual annual salary for the fiscal year ended March 31, 2005 was $250,000. A balance of $35,292 remains unpaid and has been accrued.

(2) On July 9, 2003 the Company issued to Mr. Munzer 4,924,150 shares of class A and 325,850 shares of class B common stock valued at $.07143 per share ($374,850) as payment of salary accrued in 2004, 2003 and 2002. Since the class A common stock was valued at $0.15 per share additional compensation expense of $386,890 was recognized for that event. $62,500 of the accrual applies to fiscal year 2004. $244,538 of the accrual applies to fiscal year 2003 and the remaining $67,812 were due from his fiscal year 2002 salary deferral. An additional unpaid balance of $29,999 was forgiven by Mr. Munzer. Mr. Munzer received $109,370 in cash during the period of July 9, 2003 through March 31, 2004. $66,899 of his contractual salary remained unpaid as of March 31, 2004 and has been accrued.

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

On March 15, 2006, prior to his resignation from our Board of Directors on April 25, 2006, Mr. Signorelli was issued 300,000 additional stock purchase warrants for his services to the Company. They are fully vested, have a three year term and can be exercised at $0.35 per share


EXECUTIVE EMPLOYMENT AGREEMENTS AND TERMINATION/CHANGE-IN-CONTROL ARRANGEMENTS

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


On January 20, 2006, Mr. Peter J. Laurence joined us as Vice President of Business Development. He is accruing a base salary of $100,000 on a quarterly basis and shall be paid, net of payroll taxes, once we have either received $1 million in debt or equity financing or once we have achieved quarterly annualized revenues of $1 million based on the most recent quarterly report. Upon execution of his agreement, Mr. Laurence was issued a signing bonus of 5-year warrants for the purchase of 650,000 shares of the common stock of our company, at an exercise price of $0.50 per share. In addition, Mr. Laurence shall be entitled to a bonus of 2% of gross profit achieved through the sales of our products [gross profit is defined to be total revenue from sales minus the aggregate cost of product packaging and processing]. Such bonus shall be calculated at the end of each fiscal quarter and be paid in cash. In the event that we close one or more financing transactions whereby we raise capital through the issuance or sale of securities or through loans (or a combination thereof), which in the aggregate provides funds to us, of at least $2,500,000, his annual salary shall be increased to $240,000 per year effective for the balance of the term of his agreement. Said increase in base salary shall also take effect in the event that we derive annualized gross revenues in any quarter in excess of $1,500,000 and, in both cases, shall begin with the first quarter following the quarter where the qualifying revenues were booked, or in which the loans or other funding were received.


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

(2) These shares are held by Mr. Munzer and his wife as tenants by the entireties. It includes 750,000 shares issuable upon the exercise of stock options.

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

On July 16, 2004, we borrowed $50,000 from TTI LLC to use as a deposit for our new facility. The loan, bearing interest at a rate of 4% per annum, was payable from the receipt of a proposed bridge loan financing. As additional consideration, we issued to TTI LLC a two year warrant to purchase 50,000 shares of our common stock at $.40 per share. The note was exchanged into a convertible secured note bearing 15% interest in July 2005 as described in item 5. The notes become due in July 2006 and are convertible into common stock at $0.22 per share. TTI LLC was also issued 200,000 warrants to purchase shares of common stock. These warrants have a term of four years and are exercisable at $0.50 per share.

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

On March 15, 2006, prior to his resignation from our Board of Directors on April 25, 2006, Mr. Signorelli was issued 300,000 additional stock purchase warrants for his services to the Company. They are fully vested, have a three year term and can be exercised at $0.35 per share

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

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

10.7      Amended Operating Lease

10.8 Sample form of note pertaining to the liens on our intellectual property

10.9 Sample form of warrant pertaining to the liens on our intellectual property

10.10 Sample form of security agreement pertaining to the liens on our intellectual property

10.11     Consulting agreement with Valeo Partners

10.12     Consulting agreement with DX Innovations, Inc.

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

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 31st day of May 2006.

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

   SIGNATURES                         TITLE                             DATE
   ----------                         -----                             ----

/s/ Martin Munzer      Chairman of the Board of Directors Chief     May 31, 2006
-----------------      Executive Officer, and Chief Financial
Martin Munzer          Officer


/s/ Stanley Satz       Director                                     May 31, 2006
----------------
Stanley Satz

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

PAGES     F-8   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of CyGene Laboratories Inc. (a development stage company)


We have audited the accompanying consolidated balance sheet of CyGene Laboratories, Inc. and subsidiaries (the "Company") as of March 31, 2005 and 2004, the related consolidated statements of operations, cash flows and the related consolidated statement of changes in stockholders' deficit for the two years then ended and for the period from October 25, 1995 (inception) through March 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.


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


In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CyGene Laboratories, Inc. and subsidiaries as of March 31, 2005 and 2004, and the results of their operations, their cash flows and the changes in stockholders' deficit for the two years then ended and for the period from October 25, 1995 (inception) through March 31, 2005, in conformity with accounting principles generally accepted in the United States of America.


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

NOTE 10- RELATED PARTY TRANSACTIONS

In July 2003, the Company issued 4,924,150 of its Class A common shares and 325,850 of its Class B common shares to its President as payment for accrued salary in the amount of $374,850, and 336,000 of its common shares to two members of the Board of Directors as payment for directors' fees of $24,000. Since the value of the Company's common stock at the time of these issuances was $.15 per share, additional compensation expense of $439,050 was recognized at that time.

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